Form 10QSB
period 2003-09-30
IDEAL ACCENTS INC
filed 2003-11-19
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                         REGISTRATION NUMBER 333-101960

                               IDEAL ACCENTS, INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                                     65-0888146
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                  10200 W. EIGHT MILE, FERNDALE, MICHIGAN 48220
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (248) 542-1100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]         NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                     Outstanding As of September 30, 2003
     Common Stock $ .001 par value                       9,968,255

                          PART I: FINANCIAL INFORMATION


       INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF FINANCIAL INFORMATION



Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida


         We have reviewed the accompanying consolidated balance sheet of Ideal Accents, Inc. and Subsidiaries (A Florida Corporation) as of September 30, 2003, the related consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002, and the related consolidated statements of changes in stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2003 and 2002. All information included in these financial statements is the responsibility of the management of Ideal Accents, Inc. and Subsidiaries.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet (presented herein) of Ideal Accents, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of changes in stockholders' equity (deficit), operations, and cash flows for the year then ended (not presented herein); and in our report, dated February 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.


Rotenberg & Co., LLP
Rochester, New York
  November 10, 2003

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
                                                                  SEPTEMBER 30,   December 31,
                                                                      2003            2002
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                        $     4,265      $     3,592
Accounts Receivable - Net of Allowance for Doubtful Accounts         711,833          602,652
Inventory                                                            497,107          406,061
Prepaid Expenses and Other Current Assets                             29,755           72,468
---------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               1,242,960        1,084,773

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION             815,917          921,617

INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION                  122,574          147,334

Other Assets                                                         177,073           86,421
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $ 2,358,524      $ 2,240,145
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                 $ 1,777,079      $ 1,677,043
Lines of Credit                                                      359,909          384,455
Notes and Capital Leases Payable - Due Within One Year               220,660          221,111
Accrued Liabilities and Other Current Liabilities                    189,255          105,142
---------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                          2,546,903        2,387,751

Due to Related Party                                               1,017,611          656,874
Notes and Capital Leases Payable - Due After One Year                756,689          919,384
Notes Payable - Other                                                447,904               --
Notes Payable - Officers/Stockholders                                     --           79,592
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  4,769,107        4,043,601
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock                                                           9,969            9,969
Additional Paid-In Capital                                            59,493           59,493
Retained Earnings (Deficit)                                       (2,294,897)      (1,866,945)
Accumulated Comprehensive Income (Loss)                             (184,148)          (4,973)
---------------------------------------------------------------------------------------------
                                                                  (2,409,583)      (1,802,456)
Less:  Treasury Stock, at Cost                                         1,000            1,000
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (2,410,583)      (1,803,456)
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 2,358,524      $ 2,240,145
---------------------------------------------------------------------------------------------

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------------------------------------------------

                                                             Number                          Additional        Retained
                                                               Of              Common          Paid-In         Earnings
                                                             Shares            Stock           Capital         (Deficit)
--------------------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 2002                                    9,968,255         $ 9,969         $ 59,493       $ (636,667)

Net Income (Loss) for the Period Ended                              --              --               --         (361,107)

Comprehensive Income (Loss) for the Period Ended                    --              --               --               --
--------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                                 9,968,255           9,969           59,493         (997,774)

Net Income (Loss) for the Period Ended                              --              --               --         (869,171)

Comprehensive Income (Loss) for the Period Ended                    --              --               --               --
--------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                                  9,968,255           9,969           59,493       (1,866,945)

Net Income (Loss) for the Period Ended                              --              --               --         (427,952)

Comprehensive Income (Loss) for the Period Ended                    --                               --               --
--------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2003                                 9,968,255         $ 9,969         $ 59,493      $(2,294,897)
--------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                                                          Accumulated                             Total
                                                         Comprehensive                        Stockholders'
                                                             Income           Treasury           Equity
                                                             (Loss)             Stock           (Deficit)
------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 2002                                          $ --        $(1,000)         $ (568,205)

Net Income (Loss) for the Period Ended                               --             --            (361,107)

Comprehensive Income (Loss) for the Period Ended                 (4,305)            --              (4,305)
------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                                     (4,305)        (1,000)           (933,617)

Net Income (Loss) for the Period Ended                               --             --            (869,171)

Comprehensive Income (Loss) for the Period Ended                   (668)            --                (668)
------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                                      (4,973)        (1,000)         (1,803,456)

Net Income (Loss) for the Period Ended                               --             --            (427,952)

Comprehensive Income (Loss) for the Period Ended               (179,175)            --            (179,175)
------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2003                                  $(184,148)       $(1,000)        $(2,410,583)
------------------------------------------------------------------------------------------------------------

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                              Three Months                  Nine Months
                                                          Ended September 30,           Ended September 30,
                                                          2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------------

SALES                                                 $ 2,132,153    $ 2,412,114    $ 6,021,094    $ 7,041,059
--------------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD
Materials                                                 885,420      1,056,506      2,361,234      3,063,760
Labor and Overhead                                        626,921        723,133      1,781,200      2,050,787
--------------------------------------------------------------------------------------------------------------

TOTAL COST OF GOODS SOLD                                1,512,341      1,779,639      4,142,434      5,114,547
--------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                              619,812        632,475      1,878,660      1,926,512
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Advertising and Promotion                                  13,665         14,242         41,863         41,791
Selling, General and Administrative                       593,449        622,353      1,872,908      2,033,265
Depreciation and Amortization                              40,862         27,097        138,608         82,581
Interest                                                  119,855         51,212        250,333        129,433
--------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                  767,831        714,904      2,303,712      2,287,070
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES                           (148,019)       (82,429)      (425,052)      (360,558)

Provision For Taxes                                         1,025            500          2,900            549
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                        (149,044)       (82,929)      (427,952)      (361,107)
--------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation                              (80,076)        21,922       (179,175)        (4,305)
--------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                           $  (229,120)   $   (61,007)   $  (607,127)   $  (365,412)
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE -
   BASIC                                              $     (0.03)   $     (0.02)   $     (0.08)   $     (0.07)
   DILUTED                                            $     (0.03)   $     (0.02)   $     (0.08)   $     (0.07)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
    BASIC                                               5,218,774      5,218,774      5,218,774      5,218,774
    DILUTED                                             6,157,282      6,157,282      6,157,282      6,157,282
--------------------------------------------------------------------------------------------------------------

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------

For the Nine Months Ended September 30,                            2003           2002
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                               $(427,952)     $(361,107)

NON-CASH ADJUSTMENTS:
Depreciation and Amortization                                     138,608         82,581

CHANGES IN ASSETS AND LIABILITIES
Accounts Receivable                                              (109,181)      (450,952)
Inventory                                                         (91,046)       (38,692)
Prepaid Expenses and Other Current Assets                          42,713          6,665
Other Assets                                                      (90,652)       164,227
Accounts Payable                                                  100,036        522,746
Accrued Liabilities and Other Current Liabilities                  84,113         (8,731)
-----------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                         (353,361)       (83,263)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment                                (2,404)       (10,814)
-----------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                           (2,404)       (10,814)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) from Lines of Credit                         (24,546)        48,997
Repayment of Note Payables                                       (163,146)       (33,486)
Proceeds from Note Payables - Other                               447,904             --
Repayment of Notes Payable - Officers/Stockholders                (79,592)      (269,751)
Proceeds from Related Party                                       360,737        337,961
-----------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                          541,357         83,721
-----------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                   (184,919)        (3,643)
-----------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                               673        (13,999)

Cash and Cash Equivalents - Beginning of Period                     3,592         20,483
-----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $   4,265      $   6,484
-----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
-----------------------------------------------------------------------------------------

Interest                                                        $ 217,710      $ 120,760
Taxes                                                           $   2,900      $   6,872
-----------------------------------------------------------------------------------------

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A -   BASIS OF PRESENTATION
           The condensed consolidated financial statements of Ideal Accents, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company's Form SB-2 Registration Statement, and other filings with the SEC.

           The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registrations with the SEC and the seasonal fluctuations of the business. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE B -   FOREIGN CURRENCY TRANSLATION
           The Company's foreign operations in Toronto Ontario, Canada, are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues, expenses and cash flows are translated at weighted average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder's equity and comprehensive income. Foreign currency transaction gains and losses are included in net income. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

NOTE C -   RECLASSIFICATIONS
           Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE D -   NOTES PAYABLE - OTHER
           During the period ended September 30, 2003, the Company received proceeds from unrelated individuals. The loans are funded by promissory notes bearing interest at 4.25% per annum. The notes are uncollateralized and become due and payable together with accrued interest on various dates.

    INDEPENDENT ACCOUNTANTS' REPORT ON CONSOLIDATED SUPPLEMENTARY INFORMATION



Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida


         Our report on our review of the consolidated financial statements of Ideal Accents, Inc. and Subsidiaries for the period ended September 30, 2003 and 2002 appears on page 1. That review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying supplementary schedules is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the consolidated financial statements and we are not aware of any material modifications that should be made thereto.






Rotenberg & Co., LLP
Rochester, New York
  November 10, 2003

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


CONSOLIDATED SUPPLEMENTARY SCHEDULES (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                      Three Months                 Nine Months
                                                  Ended September 30,          Ended September 30,
                                                  2003          2002           2003           2002
------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD
Delivery Gas and Maintenance                  $   33,535     $   37,679     $   81,810     $   91,649
Leased Employees Insurance                        38,412         23,414         93,384        106,532
Materials and Supplies                           885,420      1,056,506      2,361,234      3,063,760
Other Expenses                                    18,534         13,828         42,726         28,747
Payroll Taxes                                     25,928         52,886        110,497        141,785
Shop Maintenance                                  18,932         27,274         41,937         60,876
Temp Services:  Leased Employees                 481,514        554,809      1,365,941      1,573,791
Utilities                                         10,066         13,243         44,905         47,407
------------------------------------------------------------------------------------------------------

TOTAL COST OF GOODS SOLD                      $1,512,341     $1,779,639     $4,142,434     $5,114,547
------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE
General Insurance                             $   30,595     $   34,594     $   82,425     $   83,245
Leased Employees Insurance                        25,564         13,917         64,813         53,138
Legal and Accounting                              51,530        194,672        138,197        517,123
Meals and Entertainment                           11,892         17,142         40,608         61,625
Office Expenses                                   63,716         36,040        234,070        154,944
Payroll Services                                  29,210         50,104         72,943         94,714
Payroll Taxes                                     13,961         18,623         76,691         70,722
Property Taxes                                     2,333          4,832         11,486         22,153
Rent                                              42,566         36,329        118,746        109,022
Telephone                                         29,968         28,079         84,958         81,411
Temp Services:  Leased Employees                 292,114        188,021        947,971        785,168
------------------------------------------------------------------------------------------------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE     $  593,449     $  622,353     $1,872,908     $2,033,265
------------------------------------------------------------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF
                                    OPERATION


                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003,

                                       AND

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


FORWARD-LOOKING STATEMENTS. The statements contained in this report on Form 10-QSB which are not historical facts, including (without limitation) in particular, statements made in this Item, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products, pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in Ideal Accents, Inc.'s Securities and Exchange Commission filings. Ideal Accents, Inc. ("Ideal") does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

INTRODUCTION. Ideal sells and installs a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Southeastern Michigan and Toronto, Ontario, Canada.

Ideal generates revenue by the sale and installation of the following:

     o    Power Moonroofs
     o    Manual & Topsliding Sunroofs
     o    Carriage Roofs
     o    Custom Tops
     o    Leather Seat Covers and Trim
     o    Spoilers
     o    Wood Dashes
     o    Ground Effects
     o    Truck Accessories
     o    Mobile Electronics
     o    Entertainment Systems
     o    Navigation Systems
     o    Telematics
     o    Other Styling and Functional Accessories

The following discussion and analysis of Ideal's financial condition and results of operations should be read in conjunction with the financial statements appearing in this Form 10QSB.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS. The following tables set forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

                                         THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                    2003                   2002
                                 --------------------------------
Sales                            2,132,200    100.0%    2,412,100        100.0%
Cost of Goods Sold               1,512,300     70.9%    1,779,600         73.8%
                                 --------------------------------
Gross Profit                       619,900     29.1%      632,500         26.2%
Operating Expenses
Advertising and Promotion           13,700      0.6%       14,200          0.6%
Selling, General and
Administrative                     593,400     27.8%      622,400         25.8%
Depreciation and Amortization       40,900      1.9%       27,100          1.1%
Interest                           119,900      5.6%       51,200          2.1%
                                 --------------------------------
Total Operating Expenses           767,900     35.9%      714,900         29.6%
                                 --------------------------------
Income (Loss) from Operations
Before Income Taxes               (148,000)    (6.8)%     (82,400)        (3.4%)
Provision for Income Taxes           1,000      0.0%          500          0.0%
                                 --------------------------------
Net Income (Loss)                 (149,000)    (6.8)%     (82,900)        (3.4%)
                                 ===============================================


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002.

SALES. Sales for the three months ended September 30, 2003 decreased by $279,900 or 11.6% to $2,132,200 from $2,412,100 for the three months ended September 30, 2002. This decrease in sales is attributable primarily to the general economic downturn in the United States. New car sales declined, as did the number of new cars for which accessories were purchased in the Detroit, Michigan and Toronto, Ontario market areas. We believe the decrease in sales is also partly attributable to changes in new car lease terms offered by automotive leasing companies in 2002 that eliminated the inclusion of the price of new car accessories (including our products) as part of the price of the car for purposes of determining the amount of the lease financing. Consequently, financing for auto accessories, in some cases, was not available to some lease customers.

COST OF GOODS SOLD-MATERIAL COSTS. Material costs for the three months ended September 30, 2003 was $885,400 or 41.5% of sales compared to $1,056,500 or 43.8% of sales for the three months ended September 30, 2002. The decrease in cost of goods sold, as compared with the prior period, was due to the decrease in sales. The decrease in cost of goods sold as a percentage of sales occurred because we received deeper supplier discounts by combining the purchasing power of all of our subsidiaries.

COST OF GOODS SOLD-LABOR AND OVERHEAD. Labor and Overhead costs for the three months ended September 30, 2003 was $626,900 or 29.4% of sales compared to $723,100 or 30.0% of sales for the three months ended September 30, 2002. The decrease was primarily attributable to our reduction in labor cost for auto accessory installers as a response to lower sales. The decrease in cost of goods sold - labor and overhead as a percentage of sales occurred because of the decrease in sales without a corresponding percentage decrease in labor and overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2003 decreased by $29,000 or 4.7% to $593,400 from $622,400 for the three months ended September 30, 2002. This decrease was attributable to a decrease in legal and professional fees which were high in the comparable period in 2002 as a result of costs incurred in connection with registering our shares with the SEC and also a decrease in temporary employees.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2003 increased by $68,700 to $119,900 from $51,200 for the three months ended September 30, 2002. The increase in interest expense is due to an increase in vehicle installment loans, capital leases for computer equipment and accrued interest on unconsolidated related and unrelated party liabilities.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $13,800 to $40,900 during the three months ended September 30, 2003 from $27,100 for the three months ended September 30, 2002. The increase was primarily attributable to the acquisition of computer equipment of approximately $170,000 during the 4th quarter of 2002 and the acquisition of vehicles of approximately $130,000 during the year ended December 31, 2002, with the majority being acquired in the last half of the year.

PROVISION FOR INCOME TAXES. The provision for income taxes increased by $500 to $1,000 for the three months ended September 30, 2003 from $500 for the three months ended September 30, 2002. These taxes were primarily Michigan State franchise taxes payable by the Ideal subsidiaries in Michigan.

NET INCOME (LOSS). The net loss for the three months ended September 30, 2003 increased by $66,100 to a net loss of ($149,000) from a net loss of $(82,900) for the three months ended September 30, 2002, mainly due to the reasons discussed above. Because overall new car sales in our market areas are one of the most significant factors affecting our sales and profitability, and because new car sales in our market areas currently are not strong, we do not project material increases in revenue until the second or third quarter of 2004. Consequently, we do not project that our results of operations will be profitable until the second or third quarter of 2004. We are taking steps to secure additional financing in the event that additional working capital is required during this period of flat sales.

COMPREHENSIVE INCOME (LOSS). Comprehensive loss for the three months ended September 30, 2003 increased by $168,100 to a comprehensive loss of $229,100 from a comprehensive loss of $61,000 for the three months ended September 30, 2002.

The increase in the comprehensive loss was primarily attributable to the increase in the translation loss on foreign currency used in subsidiary operations of $80,100.

Comprehensive income (loss) includes all changes in equity during the specified period from transactions and events from non-owner sources. The only changes in equity that are excluded from comprehensive income are those resulting from investments by owners and distributions to owners. Other comprehensive income generally includes revenue, expenses, gains and losses not included in net income in accordance with generally accepted accounting principles.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS. The following tables set forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                          2003               2002
                                       ----------------------------
Sales                                  6,021,100  100.0%  7,041,100     100.0%
Cost of Goods Sold                     4,142,400   68.8%  5,114,600      72.6%
                                       ----------------------------
Gross Profit                           1,878,700   31.2%  1,926,500      27.4%
Operating Expenses
Advertising and Promotion                 41,900    0.7%     41,800       0.6%
Selling, General and
Administrative                         1,872,900   31.1%  2,033,300      28.9%
Depreciation and Amortization            138,600    2.3%     82,600       1.2%
Interest                                 250,300    4.2%    129,400       1.8%
                                       ----------------------------
Total Operating Expenses               2,303,700   38.3%  2,287,100      32.5%
                                       ----------------------------
Income (Loss) from Operations Before
     Income Taxes                       (425,000)  (7.1%)  (360,600)     (5.1%)
Provision for Income Taxes                 2,900    0.0%        500       0.0%
                                       ----------------------------
Net Income (Loss)                       (427,900)  (7.1%)  (361,100)     (5.1%)
                                       =======================================


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002.

SALES. Sales for the Nine months ended September 30, 2003 decreased by $1,020,000 or 14.5% to $6,021,100 from $7,041,100 for the Nine months ended
September 30, 2002. This decrease in sales is attributable primarily to the general economic downturn in the United States. New car sales declined, as did the number of new cars for which accessories were purchased in the Detroit, Michigan and Toronto, Ontario market areas. We believe the decrease in sales is also partly attributable to changes in new car lease terms offered by automotive leasing companies in 2002 that eliminated the inclusion of the price of new car accessories (including our products) as part of the price of the car for purposes of determining the amount of the lease financing. Consequently, financing for auto accessories, in some cases, was not available to some lease customers.

COST OF GOODS SOLD-MATERIAL COSTS. Material costs for the Nine months ended September 30, 2003 was $2,361,200 or 39.2% of sales compared to $3,063,800 or 43.5% of sales for the Nine months ended September 30, 2002. The decrease in cost of goods sold, as compared with the prior period, was due to the decrease in sales. The decrease in cost of goods sold as a percentage of sales occurred because we received deeper supplier discounts by combining the purchasing power of all of our subsidiaries.

COST OF GOODS SOLD-LABOR AND OVERHEAD. Labor and Overhead costs for the Nine months ended September 30, 2003 was $1,781,200 or 29.6% of sales compared to $2,050,800 or 29.1% of sales for the Nine months ended September 30, 2002. The decrease was primarily attributable to our reduction in labor cost for auto accessory installers as a response to lower sales. The decrease in cost of goods sold - labor and overhead as a percentage of sales occurred because of the decrease in sales without a corresponding percentage decrease in labor and overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Nine months ended September 30, 2003 decreased by $160,400 or 7.9% to $1,872,900 from $2,033,300 for the Nine months ended
September 30, 2002. This decrease was primarily attributable to a decrease in legal and professional fees and expenses which were high in the comparable period in 2002 as a result of costs incurred in connection with registering our shares with the SEC.

INTEREST EXPENSE. Interest expense for the Nine months ended September 30, 2003 increased by $120,900 to $250,300 from $129,400 for the Nine months ended September 30, 2002. The increase in interest expense is due to an increase in vehicle installment loans, capital leases for computer equipment and accrued interest on unconsolidated related and unrelated party liabilities.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $56,000 to $138,600 during the Nine months ended September 30, 2003 from $82,600 for the Nine months ended September 30, 2002. The increase was primarily attributable to the acquisition of computer equipment of approximately $170,000 during the 4th quarter of 2002 and the acquisition of vehicles of approximately $130,000 during the year ended December 31, 2002, with the majority being acquired in the last half of the year.

PROVISION FOR INCOME TAXES. The provision for income taxes increased by $2,400 to $2,900 for the Nine months ended September 30, 2003 from $500 for the Nine months ended September 30, 2002. These taxes were primarily Michigan State franchise taxes payable by the Ideal subsidiaries in Michigan.

NET INCOME (LOSS). The net loss for the Nine months ended September 30, 2003 increased by $66,800 to a net loss of $(427,900) from a net loss of $(361,100) for the Nine months ended September 30, 2002.

COMPREHENSIVE INCOME (LOSS). Comprehensive loss for the Nine months ended September 30, 2003 increased by $241,700 to a comprehensive loss of $(607,100) from a comprehensive loss of $(365,400) for the Nine months ended September 30, 2002.

The increase in the comprehensive loss was primarily attributable to the increase in the translation loss on foreign currency used in subsidiary operations of $174,900.

Comprehensive income (loss) includes all changes in equity during the specified period from transactions and events from non-owner sources. The only changes in equity that are excluded from comprehensive income are those resulting from investments by owners and distributions to owners. Other comprehensive income generally includes revenue, expenses, gains and losses not included in net income in accordance with generally accepted accounting principles.

CAPITAL RESOURCES AND LIQUIDITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

CAPITAL RESOURCES. Cash used in operations was $353,400 and $83,300 for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash used in operations resulted from net losses of $427,900 and a decrease in the change in accounts receivable, inventory, and other assets of approximately $290,900, which was offset by a reduction in the change in prepaid expenses, accounts payable, and accrued expenses of approximately $226,900.

Cash used in investing activities was $2,400 and $10,800 for the nine months ended September 30, 2003 and 2002, respectively. The cash was used for purchases of property and equipment in the nine months ended September 30, 2003 and 2002.

Cash flow provided from financing activities was $541,200 and $83,700 for the nine months ended September 30, 2003 and 2002. The change in cash flow is due to advances from a related party, officers and stockholders, and repayment of debt.

LIQUIDITY. Ideal has an available line of credit with a maximum amount of $200,000 provided by Citizen's Bank, of which $197,300 was outstanding at September 30, 2003. This line bears interest at a rate of 1% above the prime rate. It is secured by substantially all of the assets of TOE, Inc. and the personal guaranty of Joseph O'Connor, James Erickson and Thomas Sullivan. This line of credit has no stated expiration date.

Ideal has an additional line of credit with a maximum amount of $184,800 ($250,000 Canadian) provided by the Royal Bank of Canada, of which $162,600 was outstanding at September 30, 2003. This line bears interest at a rate of 2.5% above the Royal Bank's prime rate. It is secured by a pledge of substantially all of the assets of the Somani Holdings, Inc. and the personal guarantees of Ayaz and Naseem Somani. This line of credit has no stated expiration date.

Ideal has a line of credit with a maximum amount of $37,000 ($50,000 Canadian) provided by the Royal Bank of Canada, of which $-0- was outstanding at September 30, 2003. This line bears interest at a rate of 2% above the Royal Bank's prime rate. It is secured by substantially all the assets of AutoFun Canada, Inc. and the personal guaranty of Karim Suleman. This line of credit has no stated expiration date. The line was paid and terminated September 1, 2003.

Ideal had an additional line of credit with a maximum amount of $50,000 provided by Charter Bank, of which $18,600 was outstanding at September 30, 2003, which was converted to a term loan in November 2001 and is due November 2004. This loan bears interest at a rate of 2% above the prime rate. It is secured by substantially all of the assets of Ideal Accents - Taylor and the personal guarantees of Joseph and Tamara O'Connor, Thomas Sullivan and George Welch.


NEXT 12 MONTHS

Our plan to meet our operating and financial needs over the next twelve months is to continue seeking alternate sources of equity and debt financing to support operations. Our principal stockholders have made short term loans to Ideal. To the extent Ideal is unable to obtain other debt or equity financing, these stockholders intend to provide further short term loans if necessary to support our operations. However, such stockholders are not legally bound to provide any further financing and may chose to stop providing further financing at any time. As an additional source of short term funding, we may decide to sell additional accounts receivable at a discount from their face value to a receivables "factoring" company. Currently, only one of our five operating subsidiaries sells its accounts receivable to a factoring company. Accounts receivable are typically discounted by 2% when purchased by a factoring company. Until our operations return to profitability and additional capital is secured, our plans to acquire additional stores in new market areas will be delayed. We do not anticipate that our operations will be profitable prior to the second or third quarter of 2004, as further discussed above in "THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002 - NET INCOME (LOSS)."

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK. Ideal is exposed to financial market risk resulting from changes in interest rates. As a policy, Ideal does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of Ideal's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2003, all of Ideal's debt was fixed rate except for the lines of credit, where the interest rates vary at 1% to 2.5% above the respective lenders' prime rate. Ideal's long-term debt includes approximately $807,300 of capital lease obligations, and additional term and installment obligations of approximately $170,000. While fluctuations in interest rates may affect the fair value of this debt, interest expense will be affected nominally due to the fixed interest rate of the notes and capital lease obligations.


                           PART II: OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS:


An action was brought in the Superior Court of Justice in Ontario, Canada, on September 20, 2001 against several defendants, including Somani Holdings, Inc. (a Subsidiary of Ideal) by Richard Michael Kostecki and three other plaintiffs arising from an automobile accident. The plaintiffs are seeking damages totaling $6,660,000 against the defendants, including the automobile dealership that sold to the plaintiffs the automobile in which they allege they were injured. The claim against our subsidiary, Somani Holdings, Inc., arises because the sunroof in the automobile was installed by Somani Holdings, Inc. The plaintiffs have alleged that the sunroof was improperly installed and caused injuries to the plaintiffs. This suit is still in the final stages of discovery and is being defended by Somani Holdings, Inc.'s insurance carrier.

At this time there are no other legal proceedings in which Ideal, or any one of Ideal's subsidiaries are a party.


ITEM 2:     CHANGES IN SECURITIES:

                  None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:     OTHER INFORMATION:

                  None.

ITEM 6:     EXHIBITS & REPORTS:


Exhibits

(a)    31.1  Certification of Chief Executive Officer.
       31.2  Certification of Chief Financial Officer.
       32    Certificate of Chief Executive Officer and Chief Financial Officer.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 17, 2003                            /s/ Karim Suleman
                                                    -----------------------
                                                    Karim Suleman
                                                    Executive Vice President