Form 10KSB
period 2003-12-31
IDEAL ACCENTS INC
filed 2004-03-30
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
  (Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the Fiscal Year December 31, 2003, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50427


                               IDEAL ACCENTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               FLORIDA                                    65-0888146
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                  10200 W. EIGHT MILE, FERNDALE, MICHIGAN 48220
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (248) 542-1100

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $7,573,300

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of March 17, 2004 was approximately $4,383,770 based upon the closing price of the issuer's Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of March 17, 2004, 9,968,255 shares of the issuer's Common Stock were outstanding.

No documents are incorporated by reference into this Form 10-KSB.


                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
Item 1.     Description of Business                                           1
Item 2.     Description of Property
Item 3.     Legal Proceedings

                                     PART II

Item 5.     Market For Common Equity and Related Stockholder Matters
Item 6.     Plan of Operation
Item 7.     Financial Statements
Item 8. Change in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.    Controls and Procedures


                                    PART III

Item 9. Director, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.    Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.    Certain Relationships and Related Transactions
Item 13.    Exhibits and Reports on Form 8-K
Item 14.    Principal Accountant Fees and Services.

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our installation services, products, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II., Item 6, "Management's Discussion and Analysis--Risk Factors," and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

ITEM 1.   DESCRIPTION OF BUSINESS.

In this report, the terms "Ideal", "Company," "we," "us" and "our" refer to Ideal Accents, Inc. The term "Common Stock " refers to the Company's Common Stock, par value $0.001 per share. Ideal conducts business through its wholly-owned operating subsidiaries which include four Detroit, Michigan based companies and two Toronto, Ontario, Canada based companies. These companies are:
Ideal Accents Inc. (Ferndale), Ideal Accents Inc. (Ann Arbor), Ideal Accents Inc. (Taylor), T.O.E., Inc. (Troy), Somani Holdings, Inc., and AutoFun Canada, Inc. In December 2003, Ideal Accents Inc. (Ferndale) dissolved its wholly owned subsidiary, JTM, Inc., which did business under the name, "Motor City Sunroof".

Through its subsidiaries Ideal provides the sale and installation of automobile styling accessories, vehicle electronics and performance enhancements for all makes and models of vehicles. Our automotive styling accessories include: sunroofs, leather seats, wood dashboards, custom wheels and exterior parts such as "wings." Our vehicle electronics include: vehicle tracking systems, keyless entry systems, remote starter systems, global positioning satellite ("GPS") navigation systems, auto televisions, auto personal computers, auto stereo systems and other automobile entertainment systems. Our performance enhancement items include: modified exhaust systems and engine modifications. Substantially all of our business is conducted through the new car dealerships who sell our accessories as enhancements to new vehicles . A small part of our business (less than 10% of our total sales) is retail business provided to customers who seek these same accessorization services directly from us. These services are currently offered through four installation shops in the Detroit, Michigan area and one installation shop in Toronto, Ontario, Canada. AutoFun is a consulting firm providing consulting, financial and strategic planning services to companies in the automotive accessorization industry.

Ideal's subsidiaries are as follows:

================================ ===================== ==================== =============================
                                                             DATE OF
            COMPANY              FORM OF ORGANIZATION     INCORPORATION                 LOCATION
================================ ===================== ==================== =============================
Ideal Accents, Inc. (Ferndale)   Michigan              June 4, 1981              Detroit, Michigan, USA
                                 Corporation
================================ ===================== ==================== =============================
Ideal Accents, Inc. (Ann Arbor)  Michigan              May 8, 1992               Detroit, Michigan, USA
                                 Corporation
================================ ===================== ==================== =============================
Ideal Accents, Inc. (Taylor)     Michigan              August 22, 1996           Detroit, Michigan, USA
                                 Corporation
================================ ===================== ==================== =============================
T.O.E., Inc.                     Michigan              April 13, 1990            Detroit, Michigan, USA
                                 Corporation
================================ ===================== ==================== =============================
Somani Holdings Inc.             Ontario               May 3, 1988              Toronto, Ontario, Canada
                                 Corporation
================================ ===================== ==================== =============================
AutoFun Canada, Inc.             Ontario               June 30, 1999            Toronto, Ontario, Canada
                                 Corporation
================================ ===================== ==================== =============================

In its effort to run its installation subsidiaries cohesively and successfully, Ideal has paid particular attention to three areas: good shop management, advanced network information systems and the creation of standardized procedures for installation of products and maintaining quality control. We refer to these standardized procedures as "templates" and we stress creation and adoption of these templates in each of our installation facilities in order to standardize our operations at all of our facilities and enhance efficiency and quality control. If Ideal is able to expand its operations, we will employ these templates in each new location in order to achieve a high standard of care and efficiency wherever we do business.

The adoption and implementation of our templates is part of Ideal's ongoing commitment to creating a strong brand identity for our services among new car dealerships and dealer associations that are our principal sales channel. We believe our reputation within the new car dealer industry for consistent high standards of installations is critical to our success.

The Business. The automotive accessories business consists of three supplier tiers, as described below:

         1. "Tier One Suppliers" consist of manufacturer and suppliers of accessories to Original Equipment Manufacturers ("OEMs"). For example, a Tier-One Supplier may be an OEM manufacturer of sunroofs that we install.

         2. "Tier Two Suppliers" consist of manufacturer and suppliers of components to Tier One Suppliers. For example, a Tier Two Supplier may be a manufacturer that supplies components for a sunroof that is sold by a Tier One Supplier. The glass in a sunroof is an example of such a component that may be supplied by a Tier Two Supplier to a Tier One Supplier.

         3. "Tier Three Suppliers" consist of distributor and installers of Tier One parts on new and aftermarket vehicles. Ideal is a Tier Three Supplier and, as such, is presently authorized by many of the principal Tier One Suppliers in the industry to install their products on aftermarket vehicles, including vehicles at the new vehicle dealer level and at the retail level.

         A typical accessory transaction cycle runs as follows:

         1. At the point of sale, a new vehicle dealer will offer a choice of accessory options to a vehicle purchaser.

         2.       The purchaser will make a selection and order an accessory.

         3. The vehicle is sent to an installation shop, the selected accessory is installed, and the vehicle is brought back to the dealership.

         4. The purchaser pays the dealer and takes delivery of the vehicle with the installed accessory.

Products. Automotive "parts" and automotive "accessories" fall into distinct product categories. Automotive parts are used for vehicle repair and maintenance. Automotive accessories are intended for vehicle improvement and enhancement. Ideal's business is in the latter category, automotive accessories.

Automotive accessories enhance a vehicle either stylistically or functionally. Stylistic enhancements serve the customers' desire for vehicle differentiation and personalization. Functional enhancements serve the customers' desire for vehicle security, safety, convenience, comfort, communication, connectivity, productivity, performance, and "infotainment" (information and entertainment).

Ideal presently offers the following product categories:

                         AUTOMOTIVE STYLING ACCESSORIES:

          sunroofs, leather seats, wood dashboards, wheels, wings, etc.

                              VEHICLE ELECTRONICS:

          vehicle tracking systems, keyless entry, remote starters, GPS navigation systems, TVs, VCPs, DVDs, CD Changers, stereos, etc.

                            PERFORMANCE ENHANCEMENT:

modified exhausts, ground effects, etc. Ideal does not manufacture any of its accessories. It procures the accessories listed above from the following suppliers:

            -         American Sunroof Inalfa
            -         Webasto-Hollandia
            -         Katzkin Leathers Inc.
            -         Classic Soft Trim
            -         Gemico
            -         New England Wood Dash Company
            -         Woodview (Ont) Ltd.
            -         Kwikut Equipment Inc.
            -         Rostra Precision Controls Inc.
            -         Audiovox
            -         Clarion
            -         Dawn Enterprises
            -         J. S. Parker Intl. Ltd.
            -         Wilpack Industries Limited
            -         Jaycore Incorporated
            -         E & G Classics
            -         Razzi Corporation
            -         Magellan

It is not customary in the industry for Tier Three Suppliers such as Ideal to enter into long term agreements with Tier One Suppliers and exclusivity is seldom, if ever, offered by Tier One Suppliers to anyone in the accessory installation business. Discounts and payment terms are generally the only negotiable items offered by Tier One Suppliers to Tier Three Suppliers such as

Ideal. Ideal markets its services and products primarily to new car dealers, who in turn market these products to their customers. The new vehicle dealer network, therefore, is Ideal's primary distribution channel. This network consists of both domestic dealers (offering vehicles made in North America) and import dealers (offering vehicles made outside North America). Each of our shops also offers accessories to the general public. This retail business, however, is a nominal portion of our business.

Ideal accessorizes all makes, models and body types in both domestic and imported vehicles. The body types include coupes, convertibles, hatchbacks, sedans, wagons, pickups, vans and SUVs (sport utility vehicles).

Competition. In the Detroit market, Ideal services 78% or 276 of the 350 new vehicle dealers. In the Toronto market, Ideal services 40% or 85 of the 210 new vehicle dealers. These arrangements with new vehicle dealers are not exclusive agreements. Large auto parts retailers such as Pep Boys and Auto Zone in the U.S., and Canadian Tire in Canada, though publicly held and well funded, are not directly competitive with Ideal, because their business is selling automotive parts at the retail level, not installing automotive accessories through new car dealers. While it would be possible for these retailers to move into the accessorization business, it would be difficult for them because of the specialization required for installations. Vehicle accessorization in its essential categories requires highly specialized installation expertise, and there is only a limited pool of such expertise available.

One potential competitor is Classic Soft Trim ("CST") - a private company. CST has been an aftermarket manufacturer of auto interior leather products since 1969. To reduce its reliance on independent distributors/installers, CST began establishing company-owned distribution/installation centers. The CST network currently comprises thirty-eight company-owned outlets in various markets throughout the U.S., including in Detroit, Michigan. CST continues to sell its products through independent authorized distributor/installers such as Ideal. Recently, to diversify its product selection at its company-owned centers, CST has begun offering accessorization services in complimentary styling products such as wood dashes, sunroofs, spoilers and CD changers, an area that is competitive with our services.

Expansion Plan. Ideal believes there is an opportunity for expansion into other major markets throughout North America. We plan to utilize our operating profits, if any, and capital we raise, if available, to accomplish this expansion. Through our contacts in the installation industry, it may be possible to attract companies in markets not currently served by Ideal to become part of our company through acquisitions in which a principal form of the consideration paid for new locations is common stock of Ideal. Also, if capital is available, we may be able to open new operations in some major centers where we feel we can compete effectively. In March 2004, we opened a new facility in Lansing, Michigan which is intended to service fifty or more automobile dealerships in that area.

Opportunities also exist to expand programs where original equipment manufacturers (OEMs) install accessories on new vehicles in designated zones or points of entry, before vehicles are delivered to the dealer. To assure our ability to accommodate these expansion plans and meet the standards required by our suppliers and OEMs, we are implementing the steps discussed below.

Operational Quality/Efficiency Templates. Ideal was ISO certified in early November 2002. The current ISO standards, ISO 9001, specify the minimum standards for a quality management systems. These standards are set by the International Standards Organization in Geneva, Switzerland. The Organization accredits registrars ("Registrars") around the world to ISO certify companies that have implemented these standards. A company seeking such certification needs to do the following: 1) select a Registrar and negotiate a fee for its services; 2) be educated in the standards; 3) document its organizational structure, job functions, work processes and quality assurance procedures; 4) conform these documents to the standards; 5) implement the processes and procedures in these conformed documents; 5) have the Registrar through its ISO Auditor inspect the conformed documents and the company's implementation of the processes and procedures in these documents; 6) assuming the company passes inspection, apply for certification; 7) maintain the certification by having an annual ISO audit done on the company; 8) if there is a new facility acquired, and assuming the standards have been implemented in this new facility, apply to the Registrar to inspect the new facility and expand the scope of the certification to include this new facility; 9) three years from the certification date, apply for a new certification.

As each new facility is developed or acquired, bringing this new facility up to ISO standards will be a priority. As the ISO standards are implemented within a particular facility, Ideal will apply to have its ISO certification expanded to include the new facility.

Ideal is committed to incorporating Industry Best Practices in its operating procedures at all of its facilities. These Practices have been collated by industry associations, like the Specialty Equipment Market Association ("SEMA"), and are advocated as enhancing a firm's competitive advantage in the industry.

Ideal's ISO certification and implementation of Best Practices will help the company in, at least, two ways: internally, it will continue to build our competitive advantage; externally, it will clearly communicate to our suppliers and customers that the company is a quality focused enterprise - a message that we hope will build our brand equity and customer loyalty.

Network Information System. Ideal is investing in the design of its corporate information system. The system consists of a central repository of data and multiple applications. These applications are designed to enhance network efficiency and include Accounts Receivables, Accounts Payables, General Ledger, Payroll, Inventory Management, Installation Management, Human Resource Management, and Customer Relations Management. Overlaying the data core and applications will be an enterprise portal. The portal is the common entry point to and the unifying platform for all the data and applications. Because the system will be web-centric in that the data and application delivery systems will be premised on Internet standards, every Ideal employee with an Internet connection and the required authorization will have full access to Ideal's electronic resources at any time and from anywhere. Such convenient access to Ideal's on-line resources will serve to further enhance network efficiency. Further, the portal will provide Ideal's executives with a powerful medium through which to communicate the company's vision and strategy to its employees. Additionally, the portal will provide Ideal's employees with a powerful tool with which to collaborate with one another. Such added communicative and collaborative capabilities will serve to further foster network cohesion. Because Ideal plans to fully leverage its information system to enhance network efficiency and cohesion, and because access to this web-centric system will be so convenient, Ideal will design a system that is tightly integrated with its operational procedures. The system is designed to allow additional components to be added as the business expands and can be expanded to handle a network of up to 100 facilities.

Marketing Strategy. Ideal's marketing strategy will center on having a strong brand identity across all of our locations. The four elements of the brand promise and the way Ideal plans to fulfill these elements is as follows:

     1) Superior Product Choice: Through strong, long standing relationships with leading Tier One suppliers in each of its product categories.

     2) Superior Installation Quality: Through its ISO certification and Best Practices implementation.

     3) Superior Turnaround Time: Through its Corporate Information System and Best Practices implementation

     4) Competitive Pricing: Through the purchasing synergies generated by the growing network buying power and through the operating efficiencies generated by the Corporate Information System and Best Practices implementation.

By implementing the standards described we believe we will be a leader in the industry.

Employees. Ideal has 101 employees. The breakdown among the principal subsidiaries is as follows:

============================================================================================================
NAME              IDEAL ACCENTS,    T.O.E., INC.  IDEAL ACCENTS, INC.    IDEAL ACCENTS,    SOMANI HOLDINGS
                 INC. (FERNDALE)                        (TAYLOR)        INC. (ANN ARBOR)         INC.
============================================================================================================
NUMBER OF       31 full time       8 full time    5 full time          2 full time         14 full time
EMPLOYEES       20 part time       11 part time   5 part time          4 part time         1 part time
============================================================================================================

None of these employees are represented by a labor contract. Our employees at our corporate head office are included in the Ferndale numbers. All of the employees in the US subsidiaries and in the corporate head office at Ferndale, including the CEO, are leased employees and are paid through an employee leasing service. The employee leasing service performs all the administrative functions associated with maintaining employees on a company payroll - functions like tax withholding, insurance premium deductions, compensation claims, etc. None of the employees in the Canadian subsidiaries, are leased employees. The administrative functions associated with these Canadian employees are performed in-house.

ITEM 2.   DESCRIPTION OF PROPERTY.
We currently have the following facilities, which we use in the operation of our business. Our executive offices are located in Ferndale, Michigan.

=================== ===================== ================== ==================== ==================== =====================
NAME
                    IDEAL ACCENTS, INC.     T.O.E., INC.       IDEAL ACCENTS,       IDEAL ACCENTS,     SOMANI HOLDINGS INC.
                         (FERNDALE)                             INC. (TAYLOR)      INC. (ANN ARBOR)
=================== ===================== ================== ==================== ==================== =====================
ADDRESS             10200 W. Eight Mile   240 Park St.       15423 Oakwood,       15423 Oakwood,       595 Middlefield Rd.
                    Rd.                   Troy, MI           Romulus, MI 48174    Romulus, MI 48174    Units 11 & 12
                    Ferndale, MI          48084              $2,104/month         $2,104/month         Scarborough, ON,
                    48220                                    (gross)              (gross)              Canada M1V 3S2
                    $8,100/month (net)    $4,000/month                                                 $2,881/month (gross)
                                          (gross)
=================== ===================== ================== ==================== ==================== =====================
POSSESSION          4 Years and 10        5 Year lease       3 Year lease         Shares the           3 Year lease
                    months with one        (2)               with a 3 Yr option   building with        with option to
                    six-year option to                       to renew (3)         Ideal Accents,       renew (4)
                    renew (1)                                                     Inc. (Taylor) (3)
=================== ===================== ================== ==================== ==================== =====================
TOTAL SQ FT         28,000 sq. ft         8,500 sq. ft       8,000 sq. ft         8,000 sq. ft         6,255 sq. ft
=================== ===================== ================== ==================== ==================== =====================
OFFICE AREA         10,000 sq. ft         3,500 sq. ft       3,000 sq. ft         3,000 sq. ft         800 sq. ft
=================== ===================== ================== ==================== ==================== =====================
INSTALLATION AREA   18,000 sq. ft         5,000 sq. ft       5,000 sq. ft         5,000 sq. ft         5,455 sq. ft
=================== ===================== ================== ==================== ==================== =====================
INSTALLATION BAYS   20                    8                  8                    8                    11
=================== ===================== ================== ==================== ==================== =====================
TOTAL EMPLOYEES     51                    19                 10                   6                    15
=================== ===================== ================== ==================== ==================== =====================
EQUIPMENT & TOOLS   Air chisel gun,       Air chisel gun,    Air chisel gun,      Air chisel gun,      Air chisel gun,
                    Electric shears,      Electric shears,   Electric shears,     Electric shears,     Electric shears,
                    air compressor,       air compressor,    air compressor,      air compressor,      air compressor,
                    assorted hand tools   assorted hand      assorted hand tools  assorted hand tools  assorted hand tools tools
=================== ===================== ================== ==================== ==================== =====================
CONDITION OF        Good                  Good               Good                 Good                 Good
EXTERIOR
=================== ===================== ================== ==================== ==================== =====================
CONDITION OF        Good                  Good               Good                 Good                 Good
INTERIOR
=================== ===================== ================== ==================== ==================== =====================
INSURANCE           Adequate              Adequate           Adequate             Adequate             Adequate
=================== ===================== ================== ==================== ==================== =====================

Note (1): This was a 15-year net/net lease that commenced on November 1, 1999, and ended on October 31, 2014. The Company re-negotiated this lease during 2003. The new lease meets the criteria for an operating lease under FAS 13 and has a term of four years and ten months with an option to renew for six years. We no longer have an option to acquire the property. Rents escalate during the term as set out below.

        January 1, 2004 to October 31, 2005 @ $ 8,100.00 per month November 1, 2005 to October 31, 2008 @ $ 8,725.00 per month November 1, 2008 to October 31, 2011 @ $ 9,400.00 per month November 1, 2011 to October 31, 2014 @ $10,125.00 per month

Note (2): This lease is payable to TOES LP, which is controlled by certain officers and directors of the Company. Note

(3): These leases became month-to-month leases as of March 1, 2004.

Note (4): This lease became a month-to-month leas as of February 28, 2004.

ITEM 3.   LEGAL PROCEEDINGS.

A claim against our subsidiary, Somani Holdings, Inc. was dismissed in 2003. There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The shareholders of Ideal did not vote on any matters during the year ended December 31, 2003.
                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol IACE. Our shares were listed on the OTC Bulletin Board as of February 10, 2004 and did not trade during 2003. HOLDERS.

As of December 31, 2003, the number of record holders of Common Stock was approximately 582.

DIVIDENDS.

We have not declared any cash dividends on our common stock. We plan to retain any future earnings for use in the expansion of our business. Any decisions as to future payment of dividends will depend on our earnings, financial position, and such other factors, as the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

On December 13, 2001 Ideal adopted the 2001 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares that may be issued under the Plan is 5,000,000 shares. The purpose of the Plan is to assist Ideal and its subsidiaries and affiliates in attracting and retaining qualified individuals to serve as directors, officers, consultants, advisors, and employees of our company who will contribute to our company's success and to achieve long-term objectives that will inure to the benefit of all shareholders of Ideal. Options granted under the Plan will be either "incentive stock options," intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options." For purposes of the Plan, the term "subsidiary" shall mean "subsidiary corporation," as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The Plan will be administered by a Committee of the Board of Directors who will establish the terms under which options are granted. No options have been granted under the Plan as of the date of this report.

RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

FORWARD-LOOKING STATEMENTS. The statements contained in this report on Form 10K which are not historical facts, including (without limitation) in particular, statements made in this Item, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products, pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in Ideal's Securities and Exchange Commission filings. Ideal does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

INTRODUCTION. Ideal sells and installs a wide range of automotive aftermarket accessories primarily to new vehicle dealers in South Eastern Michigan and Toronto, Ontario, Canada.

Ideal generates revenue by the sale and installation of the following accessories: Power Moonroofs, Manual & Topsliding Sunroofs, Carriage Roofs, Custom Tops, Leather Seat Covers and Trim, Spoilers, Wood Dashes, Ground Effects, Truck Accessories, Mobile Electronics, Entertainment Systems, Navigation Systems, Telematics, and other Styling and Functional Accessories.

The following discussion and analysis of Ideal's financial condition and results of operations should be read in conjunction with the financial statements appearing in this Form 10K.

RESULTS OF OPERATIONS. The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

                                                      YEAR ENDED DECEMBER 31
                                         ----------------------------------------------
                                              2003                   2002
                                         ----------------------------------------------
Sales                                      7,573,300    100.00%    8,773,700    100.00%
Cost of Goods Sold                         5,349,600     70.64%    6,535,100     74.49%
                                         ----------------------------------------------
Gross Profit                               2,223,800     29.36%    2,238,600     25.51%
Operating Expenses
Advertising and Promotion                     49,900      0.66%       56,900      0.65%
Selling, General and Administrative        2,930,900     38.70%    2,968,000     33.83%
Depreciation and Amortization                218,700      2.89%      168,000      1.91%
Impairment of Goodwill                        32,900      0.43%           --        --
Interest Expense                             362,500      4.79%      241,600      2.75%
                                         ----------------------------------------------
Total Operating Expenses                   3,595,000     47.47%    3,434,400     39.14%
                                         ----------------------------------------------
Income (Loss) From Operations Before
Gain on Conversion of Capital Lease and
Provisions for Taxes and Gain on
Discontinued Operations                   (1,371,100)   -18.10%   (1,195,900)   -13.63%

Gain on Conversion of Capital Lease          141,100      1.86%           --        --
Provision for Income Taxes                     3,700      0.05%       24,100      0.27%
Gain on Discontinued Operations                1,300      0.02%           --        --
                                         ----------------------------------------------
Net Income (Loss)                         (1,232,600)   -16.28%   (1,230,300)   -14.02%
                                         =============================================

Foreign Currency Translation Loss           (155,900)    -2.06%       (5,000)    -0.06%
                                         ----------------------------------------------

Comprehensive Income (Loss)               (1,388,500)   -18.33%    1,235,300     14.08%
                                         =============================================


Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

SALES. Sales for the year ended December 31, 2003 decreased by $1,200,400 or 13.68% to $7,573,300 from $8,773,700 for the year ended December 31, 2002. The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets. The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased. The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America). Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor. And the third factor was the change in new car lease terms offered by automotive leasing companies in 2002 that eliminated the inclusion of the price of new car accessories (including our products) as part of the price of the car for purposes of determining the amount of the lease financing. Consequently, financing for auto accessories, in some cases, was not available to some lease customers.

COST OF GOODS SOLD-MATERIAL COSTS. Material costs for the year ended
December 31, 2003 was $3,062,300 or 40.44% of sales compared to $3,863,800 or
44.04% of sales for the year ended December 31, 2002. The decrease in cost of goods sold, as compared with the prior period, was due to the decrease in sales. The decrease in cost of goods sold as a percentage of sales occurred because we received deeper supplier discounts by combining the purchasing power of all of our subsidiaries.

COST OF GOODS SOLD-LABOR AND OVERHEAD. Labor and Overhead costs for the year ended December 31, 2003 was $2,287,300 or 30.20% of sales compared to $2,671,300 or 30.45% of sales for the year ended December 31, 2002. The decrease was primarily attributable to our reduction in labor cost for auto accessory installers as a response to lower sales. The decrease in cost of goods sold - labor and overhead as a percentage of sales occurred because in November 2003 we instituted an indefinite 20% salary cut for all but the lowest paid employees at our Michigan stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2003 was $2,930,900 or 38.7% of sales compared to $2,968,000 or 33.83% of sales for the year ended December 31, 2002. The increase in selling, general and administrative expenses as a percentage of sales occurred because a number of Ideal's executives did not waive their salaries owing to them in 2003 as they had done in 2002. The salaries owing to these executives were approximately $300,000. The executive salary expense was partially offset by a decrease in legal and professional fees and expenses, which were high in the comparable period in 2002 as a result of costs incurred in connection with registering our shares with the SEC.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $50,700 to $218,700 during the year ended December 31, 2003 from $168,000 for the year ended December 31, 2002. The increase was primarily attributable to the acquisition of computer equipment of approximately $170,000 during the 4th quarter of 2002 and the acquisition of vehicles of approximately $130,000 during the year ended December 31, 2002, with the majority being acquired in the last half of the year.

IMPAIRMENT OF GOODWILL. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. During 2003, the Company determined that the carrying amount of the goodwill held in one reporting unit exceeded it's fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $32,940 was recognized in that reporting unit.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2003 increased by $120,900 to $362,500 from $241,600 for the year ended December 31, 2002. The increase in interest expense is due to an increase in capital leases for computer equipment and in vehicle installment loans and in accrued interest for increased amounts of unconsolidated related and unrelated party liabilities.

GAIN ON CONVERSION OF CAPITAL LEASE. On December 31, 2003, the Company restructured its lease at its Ferndale location, where Ideal has its U.S. head office and an installation shop. Under the criteria for a capital lease as set forth in FAS 13, the restructured lease could no longer be characterized as a capital lease. As such, the Company eliminated the related asset and liability of the previous capital lease and recorded a gain of $141,059 for the period ended December 31, 2003.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased by $20,400 to $3,700 for the year ended December 31, 2003 from $24,100 for the year ended December 31, 2002. The decrease in provision for income taxes is due to the lower taxable income in some of the subsidiaries in 2003 and the tax refunds received in 2003.

GAIN ON DISCONTINUED OPERATIONS. On December 31, 2003, the Company dissolved Motor City Sunroof, a wholly owned subsidiary of one of the Company's Michigan operating subsidiaries. The dissolution resulted in a gain of $1,309 for the period ended December 31, 2003.

NET INCOME. The net loss for the year ended December 31, 2003 increased by $2,300 to a net loss of $(1,232,600) from a net loss of $(1,230,300) for the year ended December 31, 2002 due to the factors discussed above.

COMPREHENSIVE INCOME (LOSS). Comprehensive loss for the year ended December 31, 2003 increased by $150,932 to a comprehensive loss of $(155,905) from a comprehensive loss of $(4,973) for the year ended December 31, 2002. The increase in the comprehensive loss was attributable to the increase in the translation loss on foreign currency used in the Company's Canadian subsidiary operations.

Comprehensive income (loss) includes all changes in equity during the specified period from transactions and events from non-owner sources. The only changes in equity that are excluded from comprehensive income are those resulting from investments by owners and distributions to owners. Other comprehensive income generally includes revenues, expenses, gains and losses not included in net income in accordance with generally accepted accounting principles.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES. Cash used in operations was $552,900 and $509,900 for the year ended December 31, 2003 and 2002, respectively. The increase in cash used in operations resulted from net losses of $(1,232,616) and an increase in prepaid expenses. Reducing the cash used in operations were a decrease in accounts receivable and inventory and an increase in accounts payable, accrued payroll and accrued liabilities.

Cash used in investing activities was $98,800 and $27,400 for the year ended December 31, 2003 and 2002, respectively. The cash was used for purchases of property and equipment in the year ended December 31, 2003 and 2002.

Cash flow provided from financing activities was $815,000 and $525,334 for the year ended December 31, 2003 and 2002. The sources of cash from financing activities included advances from a related party, officers and stockholders. The uses of cash included repayment of debt.

LIQUIDITY. Ideal had a line of credit with Charter Bank with a maximum amount of $50,000, which was converted to a three-year term loan in November 2001. The line of credit bore interest at 2% above Charter Bank's prime rate (5% at December 31, 2003). The line was secured by substantially all of the assets of Ideal Accents - Taylor and the personal guarantees of Joseph and Tamara O'Connor, Thomas Sullivan and George Welch. The amounts outstanding on the bank obligation at December 31, 2003 and 2002 were $14,696 and $30,067, respectively.

Ideal had a line of credit with Citizen's Bank with a maximum amount of $200,000, which was converted to a three-year term loan in October 2003. The line of credit bore interest at 1% above Citizen's prime rate (5% at December 31, 2003). The line was secured by substantially all of the assets of TOE, Inc. and the personal guarantees of Joseph P. O'Connor, James Erickson and Thomas Sullivan. The amounts outstanding on the bank obligation at December 31, 2003 and 2002 were $186,346 and $197,307, respectively.

Ideal had a line of credit with Royal Bank of Canada with a maximum of $50,000 CDN (approximately $38,635 U.S. at December 31, 2003). During the year ended December 31, 2003, the Company terminated its line of credit with the Royal Bank of Canada. The line of credit bore interest at 2% above the Royal Bank prime rate (7% at December 31, 2003). The line was secured by substantially all of the assets of AutoFun Canada, Inc. and the personal guaranty of Karim Suleman. The amounts outstanding on the line of credit at December 31, 2003 and 2002 were $-0 and $28,548 U.S., respectively.

Ideal has another line of credit with Royal Bank of Canada with a maximum amount of $250,000 CDN (approximately $193,175 U.S. at December 31, 2003). This line of credit bears interest at 2.5% above the Royal Bank prime rate (7% at December 31, 2003). The line is secured by substantially all of the assets of Somani Holdings, Inc. and the personal guarantees of Ayaz and Naseem Somani. The amounts outstanding on the line of credit at December 31, 2003 and 2002 were $158,404 U.S and $158,600 U.S., respectively.

As of December 31, 2003, Ideal and its subsidiaries were in compliance with all of the loan covenants pursuant to the respective loan agreements governing the above loans.

INFLATION. Ideal does not believe its operations have been materially affected by inflation. Inflation is not expected to have a material future effect in the near term.

4TH QUARTER ADJUSTMENTS. During the 4th quarter of 2003, the Company recorded gain on conversion of capital lease in the amount of $141,059. In addition, the Company recorded a charge to operations of $32,940 and a corresponding reduction of intangibles to account for impairment of goodwill. During the 4th quarter, the Company also recorded a charge to operations of officers' salaries in the amount of $310,232, which has been recorded under Accrued Payroll in the accompanying Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS. There are no recently issued accounting standards that would have a material impact on the financial statements.

PLAN OF OPERATIONS FOR NEXT 12 MONTHS. Management's plan to mitigate Ideal's adverse financial condition is as follows:

IMPROVE LIQUIDITY:

o Approach accredited investors and microcap capital sourcing firms for private placement moneys

o    Factor additional receivables as needed

o Where possible, negotiate conversion of debt to equity with suppliers, professional services providers and related parties

CUT COSTS:

o Reassess market coverage of each shop and consider combining shops to reduce overhead costs, if market coverage is either maintained or only marginally reduced

o Reassess contribution of corporate personnel and consider combining more functions in fewer personnel, if corporate functionality is either maintained or only marginally reduced

INCREASE REVENUES:

o Develop a mobile installation capability, whereby installation services are provided at dealer site rather than at installation center, and increase the Company's market reach and revenue potential

o    Where possible, acquire additional installation shops with equity

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK. Ideal is exposed to financial market risk resulting from changes in interest rates. As a policy, Ideal does not engage in speculative or leveraging transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of Ideal's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2003, all of Ideal's debt was fixed rate except for one line of credit with Royal Bank of Canada, where the interest rate is 2.5% above the bank's prime rate. Ideal's long-term debt includes approximately $122,732 of capital lease obligations, and additional term and installment obligations of approximately $746,730. While fluctuations in interest rates may affect the fair value of this debt, interest expense will not be affected due to the fixed interest rate of the notes and capital lease obligations.

RISK FACTORS.

1. IDEAL INCURRED MATERIAL OPERATING LOSSES DURING FISCAL YEAR 2003 AND DURING ITS LAST FISCAL YEAR AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY GOING FORWARD. In our last fiscal year ended December 31, 2003, we incurred material operating losses in the approximate amount of $1,233,800. These loses were attributable, in part, to the drop in revenue without a corresponding drop in overhead costs, the costs of undertaking the registration of our shares with the SEC, and the non-waiver by certain executives of their salaries, as they had done in the previous fiscal year. In fiscal year ended December 31, 2002, we incurred material operating losses in the amount of $1,230,200. These losses were attributable, in part, to certain extraordinary expenses associated with the acquisition of Somani Holdings, Inc., integration of the businesses of our subsidiaries and the cost of undertaking a registration of our shares with the SEC. However, there is no assurance that we will be able to achieve profitability in the future. If we are unable to achieve profitability, our stock price will be negatively affected and we may be unable to raise the additional capital that we require in order to expand our business. If we are unable to achieve profitability over a sustained period and we cannot find financing to support our operations, we may be unable to continue doing business.

2. CHANGES OR DOWNTURNS IN NEW CAR SALES GENERALLY ARE BEYOND OUR CONTROL AND MAY NEGATIVELY AFFECT OUR SALES. Because most of our business is done through automobile dealerships selling new cars, our sales are affected directly by trends in the automobile industry and general economic factors that affect new car sales, all of which are outside our control. During fiscal year 2003, new car sales, particularly domestic new car sales, declined generally and particularly in the Michigan area. Our Michigan stores, which contribute more than 90% of our company sales, and which accessorize domestic new cars in greater percentage than imported new cars were significantly impacted by the drop in sale of domestic new cars in the Michigan area.

3. WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL FOR THE CONTINUED SUCCESS OF OUR BUSINESS AND IF WE LOSE THEIR SERVICES IT IS UNLIKELY THAT WE WILL BE ABLE TO REPLACE THEM. Our four U.S. subsidiaries are managed by Joseph P. O'Connor, our Chairman and Chief Executive Officer, with individual managers at each facility. Our continued success depends to a significant degree upon the continued services of Mr. O'Connor. In addition, Karim Suleman and Ayaz Somani are also key persons in the operation and management of Ideal. We carry key-man life insurance on the lives of Mr. Suleman and Mr. Somani together in the amount of $660,000, however, such insurance may be inadequate to compensate Ideal for the loss of their services. We do not have employment agreements with any of these three key persons.

4. OUR FOUR U.S. SUBSIDIARIES ARE LOCATED IN THE DETROIT, MICHIGAN METROPOLITAN AREA AND OUR OPERATIONS THERE COULD BE AFFECTED BY REGIONAL ECONOMIC FACTORS. Because up to 90% of our business is generated in the Detroit, Michigan metropolitan area, our sales are dependent upon economic trends in that region which are outside of our control. Any downturn in the economy of this region could reduce new car sales and, in turn, hurt our sales and require us to reduce operating costs and possibly incur further operating losses.

5. THE EXPANSION OF OUR BUSINESS THROUGH ACQUISITION OF OTHER AUTO ACCESSORY BUSINESSES IS DEPENDANT UPON OUR ABILITY TO SECURE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE. FAILURE TO OBTAIN ADDITIONAL CAPITAL MAY SEVERELY LIMIT OUR FUTURE GROWTH. We will require additional financing to expand our business. If we are unable to obtain such additional financing, our future growth may be severely limited. We cannot assure you that any additional financing will be available.

6. A LARGE PORTION OF OUR OUTSTANDING SHARES ARE ELIGIBLE FOR FUTURE SALE AND THE SUDDEN SALE OF SUCH SHARES COULD CAUSE THE MARKET PRICE OF OUR SHARES TO FALL. As of the date of this report Ideal has 9,968,255 shares of common stock outstanding. Approximately 5,496,245 common shares (plus 5,250,958 exchangeable shares which can be exchanged for common shares of Ideal) will be deemed "restricted" and can only be sold subject to volume limitations pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. 4,471,755 shares are freely trading shares which can be sold at any time by their respective holders. In the future, Ideal may register, on behalf of the holders of restricted shares, some or all of the "restricted" shares in order to facilitate their re-sale by their respective holders. If a market for our shares develops, significant sales of the shares that are currently "restricted" would materially increase the number of shares available for sale and could depress the trading price of our shares. A depressed share price would impair our ability to raise additional capital with the result that our future growth may be severely restricted.

7. WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT AND WE GENERALLY DO NOT HAVE LONG-TERM AGREEMENTS OR EXCLUSIVE AGREEMENTS WITH SUPPLIERS OR NEW CAR DEALERS WHO ACCOUNT FOR MOST OF OUR SALES. OUR BUSINESS COULD DETERIORATE ABRUPTLY IF MATERIAL CUSTOMERS OR SUPPLIERS STOPPED DOING BUSINESS WITH US. Our ongoing ability to be successful is dependent upon our demonstrating the advantages and cost-effectiveness of our products and installation skills over competing products and services. We do not have long-term agreements with our suppliers or with the new car dealerships which account for most of our sales. Further, our relationships with new car dealerships are not exclusive. If we are unable to remain competitive, our business will be vulnerable to our competitors and could deteriorate abruptly if material customers or suppliers stopped doing business with us.

8. OUR BUSINESS IS SUBJECT TO LIABILITY CLAIMS RELATED TO PARTS AND INSTALLATION THAT COULD EXCEED THE COVERAGE OF OUR LIABILITY INSURANCE. Businesses in the automotive industry experiences frequent litigation and we may be named in accident claims. Suppliers of parts and installers are sometimes named, among other defendants, in these lawsuits.

9. MANAGEMENT CONTROLS MORE THAN 50% OF THE VOTING STOCK OF OUR COMPANY AND CAN CONTROL SHAREHOLDER DECISIONS AND MAY APPROVE PROPOSALS THAT ARE ADVERSE TO MINORITY SHAREHOLDER INTERESTS. Our officers and directors beneficially own approximately 53% of our outstanding common stock. They also own approximately 82% of the outstanding "exchangeable shares" of our subsidiary, Ideal Accents Holding Inc. These exchangeable shares are exchangeable at any time for shares of our common stock and carry voting rights equal to our common shares. Collectively, our officers and directors beneficially own 62.79% of the stock that is eligible to vote on matters to be decided upon by the shareholders. Therefore, management has the ability to control both the election of the directors and the outcome of issues submitted to a vote of shareholders. Shareholders may have little or no say in decisions affecting our company. Further, management and inside shareholders may approve proposals that are adverse to the interests of minority shareholders.

10. OUR BY-LAWS ALLOW US TO INDEMNIFY OUR OFFICERS AND DIRECTORS TO LIMIT THEIR LIABILITY, WHICH CAN ADVERSELY AFFECT SHAREHOLDER RIGHTS. Our Bylaws include provisions to limit, to the extent permitted by law, the personal liability of directors and officers of Ideal for monetary damages arising from claims against them. Our Bylaws also include provisions which provide for indemnification (subject to certain exceptions) of directors and officers and, upon request, advances of expenses to directors or officers in connection with the defense of actions against them. Generally, our Bylaws provide for indemnification of directors, officers, employees and/or agents in connection with claims against them arising from any action or inaction which such person conducted in good faith. These provisions may reduce the likelihood of shareholder derivative suits against directors and officers and may also give rise to material financial obligations of Ideal if these indemnification provisions are triggered.

ITEM 7  FINANCIAL STATEMENTS

See the financial statements and report of Rotenberg & Co., LLP set forth in
Item 13, which is incorporated herein by reference.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a  CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, he Company's internal control over financial reporting.

                                     PART II

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The following individuals have agreed to sit on the Board of Directors of Ideal and were installed as directors on December 13, 2001. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Ideal.

Joseph P. O'Connor         Chairman of the Board of Directors
Ayaz M. Somani             Director
Karim K. Suleman           Director

                                   MANAGEMENT

Joseph P. O'Connor         CEO
Ayaz M. Somani             President
                           Principal Financial Officer
Karim K. Suleman           Executive Vice President, Secretary and Treasurer
                           Principal Accounting Officer
James Erickson             Vice President, T.O.E., Inc.
Tom Sullivan               Vice President, Ideal Accents, Inc. (Taylor)
                           Secretary and Treasurer, T.O.E., Inc.

George Walch               Secretary and Treasurer, Ideal Accents, Inc. (Taylor)


              JOSEPH P. O'CONNOR, CHAIRMAN & CEO, DIRECTOR OF IDEAL
                                     AGE: 48

Mr. O'Connor attended Wayne State University in Detroit, Michigan from 1975 to 1979 and became involved in the automotive aftermarket industry immediately following college. Mr. O'Connor began his career as an installer of basic accessories at a new vehicle dealership in Detroit and advanced through the ranks at this dealership until 1980 when he started his own mobile installation business. Mr. O'Connor subsequently formed Ideal Accents, Inc. (Ferndale), a full service aftermarket accessory shop in Detroit in 1981. Mr. O'Connor managed Ideal Accents, Inc. (Ferndale) and its three affiliated companies, Ideal Accents Inc. (Ann Arbor), Ideal Accents Inc. (Taylor) and T.O.E., Inc. (Troy) to become one of the largest accessorization services in the United States, according to Ideal's major accessory supplier. From 1981 through the date of this report, Mr. O' Connor has served as President of Ideal Accents, Inc. and its three affiliated companies. Mr. O'Connor devotes his full business time to the operation of Ideal.

     AYAZ SOMANI, PRESIDENT, PRINCIPAL FINANCIAL OFFICER, DIRECTOR OF IDEAL
                                     AGE: 44

Mr. Somani studied Commerce and Finance at the University of Toronto and has been involved in the automotive aftermarket industry since 1984. From 1984 to 1992, Mr. Somani was an owner and manager of Automotive Sunroof Customcraft
(ASC) Inc., a Canadian aftermarket products distributor, and was instrumental in introducing and marketing several accessory brands, including Webasto and Katzkin. In 1992, Mr. Somani started Automotive Sunroof Company (Pickering) ("ASC") as an operating division of Somani Holdings Inc., a full service aftermarket accessory shop in Toronto, Ontario, Canada. In 1999, Mr. Somani co-founded with Mr. Suleman (see below) AutoFun Canada, Inc., a consulting firm to the automotive aftermarket industry. Mr. Somani has served as President of Somani Holdings Inc. since its incorporation on May 3, 1988, as President of ASC since its inception in 1992, and as Chairman and CEO of AutoFun Canada, Inc. since 1999. Mr. Somani regularly devotes not less than 8 hours per business day to the operation of Ideal and has other business activities outside of Ideal.

   KARIM SULEMAN, EXECUTIVE VP, SECRETARY AND TREASURER, PRINCIPAL ACCOUNTING
                           OFFICER, DIRECTOR OF IDEAL
                                     AGE: 43

Mr. Suleman holds Bachelors Degrees in Commerce and Law from the University of British Columbia and has been involved in business development since 1987. Mr. Suleman has experience in the development of several businesses, including a real estate development firm, two publicly held high-tech companies and a garment import and distribution company. Mr. Suleman's expertise includes strategic management, business operations, personnel development, and public finance. In 1999, Mr. Suleman co-founded with Mr. Somani (see above) AutoFun Canada, Inc., a consulting firm to the automotive aftermarket industry. Mr. Suleman has served as Vice President, Business Development of Automotive Sunroof Company (Pickering) since 1996 and as President of AutoFun Canada, Inc. since 1999. Mr. Suleman regularly devotes not less than 8 hours per business day to the operation of Ideal and has other business activities outside of Ideal.

                  JAMES ERICKSON, VICE PRESIDENT, T.O.E., INC.
                                     AGE: 70

Mr. Erickson has been involved in the automotive aftermarket industry for almost 45 years. Beginning four years ago, Mr. Erickson disengaged himself from active day-to-day participation in the aftermarket business and serves as an advisor to Ideal. Mr. Erickson opened his first facility, Erickson Autotrim, in Racine, Wisconsin in the mid 1960's. This company manufactured and installed seat covers. Gradually, Mr. Erickson expanded the company's product line to include convertible top repairs and replacement, roof treatments, bolt-on products and sunroofs. In the late 1980's, Mr. Erickson opened branch facilities in Madison and Menasha, Wisconsin. Mr. Erickson sold his company and partially retired in January 1998. At that time (1988), his company's gross annual revenues had grown to approximately $6 million. Since January 1998, Mr. Erickson has served in an advisory capacity as Vice President of T.O.E., Inc. Mr. Erickson also devotes approximately 5% of his time to the operation of Ideal.

          THOMAS SULLIVAN, VICE PRESIDENT, IDEAL ACCENTS, INC. (TAYLOR)
                      SECRETARY AND TREASURER, T.O.E., INC.
                                     AGE: 47

Mr. Sullivan has had an ownership interest in T.O.E., Inc. since 1991 and has been the Plant Manager of the facility since 1991. As Plant Manager, Mr. Sullivan performs several functions including: installation, purchasing, sales and personnel management. Under Mr. Sullivan's management, revenues at the facility grew significantly from $720,000 to over $2.5 million at their peak in 1996. Mr. Sullivan devotes his full business time to the operation of the T.O.E., Inc., a subsidiary of Ideal.

       GEORGE WALCH, SECRETARY AND TREASURER, IDEAL ACCENTS, INC. (TAYLOR)
                                     AGE: 37

Mr. Walch joined Ideal Accents, Inc. (Ferndale) in 1983. Mr. Walch has experience and expertise in several areas of our business including: installation, purchasing, sales and personnel management. In 1996, Mr. Walch acquired an ownership interest in Ideal Accents, Inc. (Taylor) and has been the Plant Manager of that facility since that time. Under Mr. Walch's management, revenues at the facility grew to over $1 million. Mr. Walch devotes his full business time to the operation of the Ideal Accents, Inc. (Taylor), a subsidiary of Ideal.

Family Relationships. Naseem Somani, wife of Ayaz Somani, is a first cousin of Karim Suleman. There are no other family relationships among our officers or directors.

Legal Proceedings. No officer or director or significant employee of Ideal has been involved in legal proceedings that would be material to an evaluation of our management.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during 2003, Joseph P. O'Connor, Ayaz M. Somani and Karim Suleman failed to timely file a Form 3 to report their ownership of shares of Common Stock.

ITEM 10 EXECUTIVE COMPENSATION

The following summary compensation table sets forth the cash compensation earned for the fiscal years ended December 31, 2002 and 2003, by Ideal's highest compensated executive officers and the compensation to be paid to such officers in 2004.

        NAME & PRINCIPAL POSITION                 YEAR          SALARY
        -------------------------                 ----         --------
        Joseph P. O'Connor                        2004         $150,000
        Chairman & CEO                            2003         $150,000
                                                  2002         $150,000


        Ayaz M. Somani                            2004         $125,000
        President                                 2003         $125,000
                                                  2002         $125,000


        Karim Suleman                             2004         $125,000
        Exec. Vice President, Secretary &         2003         $125,000
        Treasurer                                 2002         $125,000

Note: We have entered into no employment agreements with these officers. We have no standard arrangements under which we will compensate our directors for their services provided. In 2002, Ayaz Somani waived his entire salary and Karim Suleman waived all but $60,000 of his salary in order to advance the interests of the Company. Messrs. O'Connor, Somani and Suleman have no formal employment agreement for their compensation. Their salaries are orally negotiated and agreed upon. The terms of the oral agreements of all members of management are as follows: to continue being compensated at 2003 levels, until the fiscal period in which Ideal generates a $1,000,000 pre-tax profit. In the fiscal period subsequent to this one, the compensation of these members will be reviewed, and if merited, will be increased by no more than 10%.

As of the date hereof there have been no stock options issued pursuant to the 2001 Stock Option Plan and no warrants or other rights to acquire securities outstanding.

ITEM 11 SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have 9,968,255 shares of common stock issued and outstanding. Our wholly owned subsidiary, Ideal Accents Holdings, Inc. has 5,250,958 "exchangeable" shares issued and outstanding. We have entered into an Exchangeable Shares Support Agreement dated December 13, 2001 among Ideal, Ideal Accents [Nova Scotia] Company and Ideal Accents Holdings, Inc. and the Voting and Exchange Agency Agreement dated December 13, 2001 among Ideal, Ideal Accents Holdings, Inc. and Medallion Capital Corp., as agent for the holders of exchangeable shares. Pursuant to these two agreements, the exchangeable shares (i) carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and (ii) are exchangeable at any time for common stock of Ideal. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Ideal and the number of exchangeable shares of Ideal Accents Holdings, Inc. held by the officers and directors of Ideal. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Ideal and exchangeable shares of Ideal Accents Holdings, Inc.). The total number of voting shares, including the common shares of Ideal and exchangeable shares of Ideal Accents Holdings, Inc., is 15,219,213 shares. Other than Joseph O'Connor, Ayaz Somani and Karim Suleman, no party holds more than 5% of the aggregated outstanding common shares of Ideal and outstanding exchangeable shares of Ideal Accents Holdings, Inc.

----------------------------------------------------------------------------------------------------------------------------------
                                                EXCHANGEABLE SHARES                                         PERCENTAGE OF VOTING
                                 COMMON STOCK     OF IDEAL ACCENTS    PERCENTAGE OF     TOTAL NUMBER OF    RIGHTS ON ALL MATTERS
       NAME AND ADDRESS            OF IDEAL        HOLDINGS, INC.       CLASS HELD     SHARES ENTITLED TO       BEFORE IDEAL
   OF BENEFICIAL OWNER (3)                                                                    VOTE              SHAREHOLDERS
----------------------------------------------------------------------------------------------------------------------------------
Joseph O'Connor Chairman, CEO                                          48% of Ideal
and Director                      4,749,481 (1)         -0-            Common Shares        4,749,481               31.20%

James Erickson
Vice President T.O.E., Inc          275,000             -0-           2.8% of Ideal           275,000                1.80%
                                                                      Common Shares

Thomas Sullivan
Vice President Ideal Accents,       150,483             -0-           1.5% of Ideal           150,483                0.98%
Inc. (Taylor), Secretary and                                          Common Shares
Treasurer T.O.E., Inc.

George Walch
Secretary and Treasurer Ideal        75,036             -0-           0.8% of Ideal            75,036                0.49%
Accents, Inc. (Taylor)                                                Common Shares

Ayaz Somani, President and
Director                              -0-        2,281,200 (1) (2)        43% of            2,281,200               14.98%
                                                                       Exchangeable
                                                                          Shares

Karim Suleman, Executive Vice                                            38.7% of
President, Treasurer, Secretary       -0-          2,031,250 (1)       Exchangeable         2,031,250               13.34%
and Director                                                              Shares

                                                               Total                        9,562,450               62.79%

Collectively, the officers and directors of Ideal own 52.67% of the outstanding common stock of Ideal. Collectively, the officers and directors of Ideal own 82.1.% of the outstanding exchangeable shares of Ideal Accents Holdings, Inc. Consequently, the officers and directors of Ideal hold 62.79% of the aggregate voting rights on all matters that come before the shareholders of Ideal. None of the officers and/or directors has any right to acquire additional shares of Ideal (other than by exchanging Exchangeable Shares for common shares of Ideal) nor do they have any right to acquire additional exchangeable shares of Ideal Accents Holdings, Inc. Medallion Capital Corp., as agent for the holders of exchangeable shares, has been issued one Special Voting Preference Share of Ideal pursuant to which Medallion Capital Corp. may vote on all matters coming before shareholders of Ideal as directed by the holders of exchangeable shares of Ideal Accents Holdings, Inc.

COLLECTIVELY, THE OFFICERS AND DIRECTORS OF IDEAL OWN 62.79% OF ALL SHARES ELIGIBLE TO VOTE ON MATTERS TO BE DECIDED BY SHAREHOLDERS OF IDEAL.

Note 1: Shares held by Messrs. O'Connor, Suleman, Somani and Mr. Somani's wife, are subject to a performance escrow pursuant to which such shares will only be released from escrow upon Ideal's attaining certain financial targets.

          Joseph P. O'Connor, Ayaz Somani, Naseem Somani, and Karim Suleman, all directors or family members of directors of Ideal, placed the following shares in escrow with the law firm, McLeod Dixon LLP, Toronto, Canada, as Escrow Agents under an Escrow Agreement with Ideal.

          The shares held in escrow are as follows:

          Joseph O'Connor       4,749,481       Common Shares
          Ayaz Somani           1,520,800       Exchangeable Shares
          Naseem Soman            760,400       Exchangeable Shares
          Karim Sulema          2,031,250       Exchangeable Shares

          The shares represent 59.54% of the voting shares entitled to vote on all matters before Ideal shareholders (which includes the common shares of Ideal and the exchangeable shares of Ideal Accents Holdings, Inc.) and will be released from escrow if the following performance targets for Ideal are met:

          A prorated 25% of each of the parties' escrowed shares will be released from the escrow upon the happening of each of the following performance targets:

               At such time as Ideal's consolidated gross annual revenue reaches $25,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

               At such time as Ideal's consolidated gross annual revenue reaches $50,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

               At such time as Ideal's consolidated gross annual revenue reaches $75,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

               At such time as Ideal's consolidated gross annual revenue reaches $100,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

          There is no assurance that any of the above performance targets will be met. If some or all of the above performance targets are not met, shares held in escrow will remain in escrow indefinitely. These releases from escrow are further conditioned on Ideal being profitable, on a pre-tax basis, at the fiscal year-end in which the gross annual revenue target was reached or surpassed. The escrowed shares are not eligible to receive dividends until released from escrow. The record owners of the escrowed shares may vote such shares while they are in escrow. The escrowed shares may be released from the escrow in the event of a merger or acquisition of Ideal.

Note 2:   760,400 of Mr. Somani's exchangeable shares are held by his wife.

Note 3: The respective addresses of our officers and directors listed above are as follows:

          Joseph O'Connor, 27490 Spring Valley, Farmington Hills, MI 48336 USA

          Ayaz Somani, 151 Sandcherry Court, Pickering, ON L1V 6S8, Canada

          Karim Suleman, 5 Mary Elizabeth Cres., Markham, ON L3R 9M2 Canada

          James Erickson, 1223 Lakespur Drive, Kansasville, WI 53138 USA

          Thomas Sullivan, 1094 Cora, Wyandotte, MI 48338 USA

          George Walch, 19762 Donna, Livonia, MI 48152 USA


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ideal's former Officer and Director J.Paul Hines has provided certain administrative services to Ideal since its inception to his resignation on December 13, 2001. The new Officers and Directors installed on December 13, 2001 each received a substantial stock position in Ideal as a result of the exchange of their share in the six companies acquired for the shares of Ideal and its subsidiary Ideal Accents Holdings Inc. Joseph O'Connor received 4,749,481 shares of common stock, Ayaz Somani received directly and indirectly 2,281,200 exchangeable shares and Karim Suleman received 2,031,250 exchangeable shares. T.O.E.S. Limited Partnership leases facilities to T.O.E., Inc. at $4,000 per month and is controlled 42% by Joseph O'Connor, Chairman and CEO of Ideal, 42% by James Erickson, Vice President of T.O.E., Inc., and 16% Thomas Sullivan, Secretary/Treasurer of T.O.E., Inc. This lease runs until January 1, 2004. T.O.E., Inc. is a wholly owned subsidiary of Ideal.

                     Advances From Stockholders and Officers

The principal stockholders and key officers have periodically made advances to the Company and its subsidiaries in the form of short-term loans with no set repayment terms. Interest on the loans has been imputed at the rate of 7% per annum. The following table shows the balance owed by Ideal to each stockholder as of December 31, 2003 and the aggregate amount advanced to Ideal (without deduction for repayment) by each stockholder in the last twenty-four months.

         ---------------------------------------------------------------
           Stockholder                      Balance as at 12/31/03
         ---------------------------------------------------------------

           Ayaz Somani                             $14,600

           Karim Suleman                           $14,600

         ---------------------------------------------------------------

           Balances                                $29,200
         ---------------------------------------------------------------

Joseph O'Connor, Ayaz Somani and Karim Suleman, principal shareholders of Ideal, are also principal shareholders of AVG, Inc. ("AVG"). AVG supplies accessory parts to original equipment manufacturers. AVG's business doe not represent competition to Ideal. AVG has made various advances to Ideal. The advances, which totaled $1,196,312 at December 31, 2003 are unsecured. These funds were used by Ideal principally to pay: (i) the cost of the reorganization transaction among Ideal, Ideal Accents Inc. (Ferndale), Ideal Accents Inc. (Ann Arbor), Ideal Accents Inc. (Taylor), T.O.E., Inc. (Troy), Somani Holdings, Inc., and AutoFun Canada, Inc. and (ii) the cost of registering the securities of Ideal under the Securities Act of 1933, as amended. Ideal and AVG, Inc. have agreed that the outstanding balance will be payable to AVG, Inc. over a five-year term in equal monthly installments of principal and interest. This repayment obligation will be documented in a promissory note of Ideal and will be pre-payable by Ideal, without penalty, at any time during the five-year term of the promissory note. The promissory note will be a general unsecured obligation of Ideal and will bear interest on the outstanding balance at the prime rate in effect as of December 31, 2003.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS INCORPORATED BY REFERENCE

The Financials Statements and Report of Rotenberg & Co. LLP which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-24 of this report are filed as part of this report.

Report of Rotenber & Co. LLP                                               F-2
Consolidated Balance Sheets                                                F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)       F-4
Consolidated Statements of Operations                                      F-5
Consolidated Statements of Cash Flows                                      F-6
Notes to Consolidated Financial Statements                                 F-7

EXHIBITS

Exhibit Number                   Description                                                            Page
--------------                   -----------                                                            ----
24.1             Powers of Attorney (included on signature pages)
31.1             Certificate of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002           E-1
31.2             Certificate of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002           E-3
32               Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  E-5

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND EXPENSES

The Company has reappointed Rotenberg & Co., LLP as independent auditors to audit the financial statements of the Company for 2004.

Audit Fees. The Company paid to Rotenberg & Co., LLP audit and audit related fees of approximately $89,500 and $63,910 for 2003 and 2002, respectively.

Tax Fees. The Company paid to Rotenberg & Co., LLP fees for tax services for 2003 and 2002 of approximately $8,000 and $18,000, respectively.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

                                      IDEAL ACCENTS, INC


                                      By:  /s/ Joseph P. O'Connor
                                         ---------------------------------------
                                         Joseph P. O'Connor
                                         Chairman and Chief Executive Officer



                                      By:  /S/ Ayaz M. Somani
                                         ---------------------------------------
                                         Ayaz M. Somani,
                                         President



                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. O'Connor and Ayaz M. Somani, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                   TITLE                             DATE
----------------------------------------    -------------------------------------   -------------------------
 /s/ Joseph P. O'Connor
----------------------------------------
           Joseph P. O'Connor               Chairman of the Board; Chief                 March 29, 2004
                                            Executive Officer

 /s/ Ayaz M. Somani
----------------------------------------
            Ayaz M. Somani                  President                                    March 29, 2004

 /s/ Karim Suleman
----------------------------------------
             Karim Suleman                  Executive Vice President, Secretary          March 29, 2004
                                            and Treasurer

                      IDEAL ACCENTS, INC. AND SUBSIDIARIES
                             (A FLORIDA CORPORATION)
                                 MIAMI, FLORIDA

         ==============================================================
                         CONSOLIDATED FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2003
         ==============================================================

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report                                                F-2

Consolidated Balance Sheets at December 31, 2003 and 2002                   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2003 and 2002                            F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2003 and 2002                                                F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003 and 2002                                                F-6

Notes to Consolidated Financial Statements                                  F-8

                         - - - - - - - - - - - - - - - -

Independent Auditors' Report on Consolidated Supplementary Information      F-23

Consolidated Supplemental Schedules of Cost of Goods Sold and
  General and Administrative Expenses for the Years Ended
  December 31, 2003 and 2002                                                F-24

INDEPENDENT AUDITORS' REPORT


Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida


      We have audited the accompanying consolidated balance sheets of Ideal Accents, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of changes in stockholders' equity (deficit), operations and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ideal Accents, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company has incurred a net loss of $1,232,616 for the year ended December 31, 2003 and has incurred substantial net losses for each of the past two years. At December 31, 2003, current liabilities exceed current assets by $2,115,417 and total liabilities exceed total assets by $3,191,057. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rotenberg & Co., LLP
Rochester, New York
  February 27, 2004

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED BALANCE SHEETS

===============================================================================================================================
December 31,                                                                                        2003                 2002
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                                    $    11,016          $     3,592
Accounts Receivable - Net of Allowance for Doubtful Accounts                                     662,328              647,652
Inventory - Net of Valuation Allowance                                                           437,674              406,061
Prepaid Expenses and Other Current Assets                                                         16,338               72,468
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                           1,127,356            1,129,773

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                                         326,646              921,617

INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION                                               72,797              147,334

Other Assets                                                                                      19,559               24,463
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $ 1,546,358          $ 2,223,187
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                                             $ 1,843,344          $ 1,677,043
Lines of Credit                                                                                  158,404              384,455
Notes and Capital Leases Payable - Due Within One Year                                           656,444              221,111
Accrued Payroll                                                                                  400,789               55,242
Due to Related Party - Due Within One Year                                                       104,475                   --
Accrued Liabilities and Other Current Liabilities                                                 79,317               36,728
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                      3,242,773            2,374,579

Due to Related Party - Due After One Year                                                      1,196,312              656,874
Notes and Capital Leases Payable - Due After One Year                                            213,018              919,384
Subscriptions Payable                                                                             56,112                   --
Notes Payable - Officers/Stockholders                                                             29,200               75,806
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                              4,737,415            4,026,643
===============================================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
               9,968,255 Shares Issued and Outstanding                                             9,969                9,969
Additional Paid-In Capital                                                                        59,413               59,493
Retained Earnings (Deficit)                                                                   (3,099,561)          (1,866,945)
Accumulated Comprehensive Income (Loss)                                                         (160,878)              (4,973)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              (3,191,057)          (1,802,456)
Less: Treasury Stock, at Cost                                                                         --                1,000
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          (3,191,057)          (1,803,456)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 1,546,358          $ 2,223,187
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
====================================================================================================================================
                                                                                            Accumulated                    Total
                                         Number                Additional      Retained    Comprehensive               Stockholders'
                                           of        Common     Paid-In        Earnings       Income        Treasury      Equity
                                         Shares       Stock     Capital       (Deficit)       (Loss)         Stock       (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2002              9,968,255     $ 9,969     $ 59,493   $  (636,667)      $      --     $(1,000)    $  (568,205)

Net Income (Loss) for the Period              --          --           --    (1,230,278)             --          --      (1,230,278)

Foreign Currency Translation
  for the Period                              --          --           --            --          (4,973)         --          (4,973)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002            9,968,255       9,969       59,493    (1,866,945)         (4,973)     (1,000)     (1,803,456)

Discontinued Operations                       --          --          (80)           --              --       1,000             920

Net Income (Loss) for the Period              --          --           --    (1,232,616)             --          --      (1,232,616)

Foreign Currency Translation
  for the Period                              --          --           --            --        (155,905)         --        (155,905)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003            9,968,255     $ 9,969     $ 59,413   $(3,099,561)      $(160,878)    $    --     $(3,191,057)
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
===============================================================================================================================

Years Ending December 31,                                                                           2003                 2002
-------------------------------------------------------------------------------------------------------------------------------
SALES                                                                                        $ 7,573,344          $ 8,773,668

COST OF GOODS SOLD                                                                             5,349,570            6,535,099
-------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                   2,223,774            2,238,569
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Advertising and Promotion                                                                         49,920               56,875
Selling, General and Administrative                                                            2,930,863            2,967,957
Depreciation and Amortization                                                                    218,656              168,017
Impairment of Goodwill                                                                            32,940                   --
Interest                                                                                         362,542              241,595
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                                       3,594,921            3,434,444
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON
  CONVERSION OF CAPITAL LEASE AND PROVISIONS FOR TAXES                                        (1,371,147)          (1,195,875)

Gain on Conversion of Capital Lease                                                              141,059                   --
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR TAXES                           (1,230,088)          (1,195,875)

Provision for Taxes                                                                                3,736               24,113
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                      (1,233,824)          (1,219,988)

Income (Loss) From Discontinued Operations - Net of Applicable Taxes                                (101)             (10,290)
Gain on Discontinued Operations - Net of Applicable Taxes                                          1,309                   --
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                             (1,232,616)          (1,230,278)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)
Foreign Currency Translation                                                                    (155,905)              (4,973)
-------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                                                  $(1,388,521)         $(1,235,251)
===============================================================================================================================
INCOME (LOSS) PER COMMON SHARE -
   BASIC                                                                                     $     (0.24)         $     (0.24)
   DILUTED                                                                                   $     (0.24)         $     (0.24)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
    BASIC                                                                                      5,218,774            5,218,774
    DILUTED                                                                                    6,157,282            6,157,282
===============================================================================================================================

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================================================================
For the Years Ended December 31,                                                                   2003                   2002
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                           $(1,232,616)           $(1,230,278)

NON-CASH ADJUSTMENTS:
Bad Debt Expense                                                                                 27,399                 87,620
Depreciation and Amortization                                                                   218,656                168,017
Impairment of Goodwill                                                                           32,940                     --
Gain on Conversion of Capital Lease                                                           (141,059)                     --
Loss on Disposal of Assets                                                                           --                  1,229

CHANGES IN ASSETS AND LIABILITIES
Accounts Receivable                                                                             (42,075)              (106,547)
Inventory                                                                                       (31,613)                62,261
Prepaid Expenses and Other Current Assets                                                        56,130                (41,629)
Other Assets                                                                                      4,904                 86,127
Accounts Payable                                                                                166,301                432,378
Accrued Payroll                                                                                 345,547                 17,475
Accrued Liabilities and Other Current Liabilities                                                42,589                 13,496
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                                       (552,897)              (509,851)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment                                                             (98,834)               (27,401)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                                        (98,834)               (27,401)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Repayment of) Lines of Credit                                                (28,744)               111,206
Proceeds from Note Payables                                                                     394,568                     --
Repayment of Note Payables                                                                     (204,183)              (124,841)
Proceeds from Stock Subscriptions                                                                56,112                     --
Net Repayment of Notes Payable - Officers/Stockholders                                          (46,606)              (117,905)
Proceeds from Related Parties                                                                   643,913                656,874
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                        815,060                525,334
-------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                 (155,905)                (4,973)
-------------------------------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                                                           7,424                (16,891)

Cash and Cash Equivalents - Beginning of Period                                                   3,592                 20,483
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $    11,016            $     3,592
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING TRANSACTIONS
==============================================================================================================================

For the Years Ended December 31,                                                                    2003                2002
------------------------------------------------------------------------------------------------------------------------------
Property and Equipment Purchased Through Financing Arrangements                                $  30,000           $ 305,551
Loss on Disposal of Assets                                                                     $      --           $  (1,229)
Line of Credit Renegotiated to a Note Payable                                                  $ 197,307           $      --

GAIN ON CONVERSION OF CAPITAL LEASE
------------------------------------------------------------------------------------------------------------------------------
Net - Capitalized Building                                                                     $ 547,666           $      --
Capital Lease Payable                                                                           (688,725)                 --
------------------------------------------------------------------------------------------------------------------------------

NET GAIN ON CONVERSION OF CAPITAL LEASE                                                        $(141,059)          $      --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
------------------------------------------------------------------------------------------------------------------------------

Interest                                                                                       $ 320,289           $ 241,595
Taxes Paid                                                                                     $   8,531           $  25,419
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE A -     SHARE EXCHANGE AGREEMENT AND CORPORATE REORGANIZATION
             Ideal Accents, Inc. (Ideal) was incorporated under the laws of the state of Florida on January 21, 1999 as Interactive Technologies, Inc. On December 11, 2001, the name was changed to Ideal Accents, Inc. The Company was formed for the purpose of acquiring an operating company.

             On December 13, 2001, Ideal acquired all of the outstanding shares pursuant to a Share Exchange Agreement and Corporate Reorganization (Merger) of Ideal Accents, Inc. (Ann Arbor) a Michigan corporation, Ideal Accents, Inc. (Taylor) a Michigan corporation, TOE Inc. a Michigan corporation, Ideal Accents, Inc. (Ferndale) as a wholly owned subsidiary, JTM Inc. d/b/a Motor City Sunroof a Michigan corporation.

             In a separate but simultaneous transaction on December 13, 2001, Ideal acquired 100% of the outstanding shares of Somani Holdings, Inc. and AutoFun Canada, Inc., both Ontario corporations. Somani Holdings, Inc. AKA Automotive Sunroof Co. supplies and installs auto accessories primarily in Toronto, Ontario, Canada. AutoFun Canada, Inc. provides consulting and administrative services to Auto Accessory Business, also concentrating primarily in Toronto Ontario, Canada.

             During the period prior to December 13, 2001, the effective date of merger with AutoFun Canada, Inc., money was raised in the form of equity through the Ontario subsidiary AutoFun Canada, Inc. These funds amounting to $417,633 (U.S.) have been recorded as equity in the subsidiaries financial statements from the date of the merger.

             On December 10, 2001, Ideal incorporated Ideal Accents (Nova Scotia) Company, a Nova Scotia corporation, and on December 11, 2001, incorporated Ideal Accents Holding, Inc., an Ontario corporation. Ideal acquired all the common stock of the two Canadian companies through the issuance of common stock and exchangeable shares. The exchangeable shares can be converted into common shares of Ideal for a total of 5,250,958 common shares. Ideal issued 130,500 of common stock to non-Canadian residents and 5,250,958 to Canadian residents. These two wholly owned subsidiaries were incorporated to accommodate certain tax considerations related to the acquisition of shares from the Canadian shareholders of the two Canadian companies on December 13, 2001.

             NATURE OF OPERATIONS
             The Company sells and installs automobile sunroofs and customized accessories primarily for automobile dealers in southeastern Michigan and Ontario, Canada.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             PRINCIPLES OF CONSOLIDATION
             The consolidated financial statements include the accounts of Ideal Accents, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

             METHOD OF ACCOUNTING
             The Company maintains its books and prepares its financial statements on the accrual basis of accounting. The company records revenue when the services have been rendered and the product has been delivered.

             CASH AND CASH EQUIVALENTS
             Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

             ACCOUNTS RECEIVABLE FACTORING
             The Company has an arrangement with a financial services company, in which the Company exchanges current sales invoices to the financial services company in return for cash. Under the arrangement, proceeds typically received from the delivery of invoices approximate 80% and a holdback allowance of approximately 20%. The Company is charged 1% for each ten days an invoice is outstanding from the date of delivery of the invoice through the date of collection of the invoice. Customer invoices which are unpaid for more than ninety days after the date of the delivery of the invoice may be reassigned to the Company. The Company will then have to reimburse the amount unpaid, plus interest from the date of delivery of the invoice at the prime interest rate plus 10%. The holdback allowance balance at December 31, 2003 and 2002 was $21,400 and $16,306, respectively.

             ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
             Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. Based on these factors, there is an allowance for doubtful accounts of $35,768 and $66,961 at December 31, 2003 and 2002, respectively. Changes to the allowance for doubtful accounts, is charged to expense, and reduced by charge-offs, net of recoveries.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             INVENTORY
             Inventory consists of automobile sunroof kits and customizing accessories and is stated at the lower of cost (primarily first-in, first-out) or market. Based on potential obsolescence, a valuation allowance has been established of $83,810 and $75,000 at December 31, 2003 and 2002, respectively.

             PROPERTY, EQUIPMENT AND DEPRECIATION
             Property and equipment are presented at original cost, less accumulated depreciation. Depreciation is computed on various methods at annual rates based upon estimated useful lives as follows:

                 Vehicles                                          5 Years
                 Office Equipment, Furniture and Fixtures     5 - 10 Years
                 Leasehold Improvements                       5 - 39 Years

             The cost of significant improvements to property and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related depreciation are eliminated from the accounts, and any resulting gain or loss is recognized.

             CUSTOMER LISTS
             Customer lists result from the acquisition of Somani Holdings Corp. on December 13, 2001. Customer lists are carried at cost and will be amortized on the straight-line method over three years beginning on January 1, 2002.

             GOODWILL
             Goodwill results from the excess of the fair market value of assets acquired over the purchase price. Goodwill is carried at cost and is no longer being amortized. The Company's policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions, which might affect the Company. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flow (earnings before interest, taxes and depreciation and amortization).

             ADVERTISING EXPENSES
             Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $49,920 and $56,875 for the years ended December 31, 2003 and 2002, respectively. The Company did not incur any direct-response advertising costs during 2003 and 2002.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             INCOME TAXES
             The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. A valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carryforward periods.

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

             WARRANTY POLICY
             The cost of warranty work due is currently recorded as an expense in the period incurred. Based on the Company's historical experience, management believes no provisions for future warranty work is deemed necessary.

             CONCENTRATIONS OF CREDIT RISK
             Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short-term interest bearing financial instruments and may periodically exceed federally insured amounts. The amounts on deposit at December 31, 2003 and 2002, did not exceed the $100,000 federally insured limit.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             EARNINGS PER SHARE
             Earnings per share of common stock are computed in accordance with SFAS No, 128, "Earnings per Share". Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

             Transactions involving common stock or common stock equivalents affecting weighted average number of shares outstanding and earnings per share include common shares designated for the performance escrow and the issuance of exchangeable shares on December 13, 2001 that remain outstanding as of December 31, 2003 and 2002.

             FINANCIAL INSTRUMENTS
             The Company's financial instruments consist of cash, long-term investments, and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

             IMPAIRMENT OF ASSETS
             In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company assesses all long-lived assets for impairment at least annually or whenever events or circumstances indicate that the carrying amount may not be recoverable.

             USE OF ESTIMATES
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             RECENT ACCOUNTING PRONOUNCEMENTS
             There are no recently issued accounting standards that would have a material impact on the financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
             The Company is exposed to financial market risk resulting from changes in interest rates. As a policy, the Company does not engage in speculative or leveraging transactions, nor hold or issue financial instruments for trading purposes.

             The nature and amount of the Company's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2003, all of the Company's debt was fixed rate except for the line of credit, for which the interest rate varies from 1% to 2.5% above the bank's prime rate. The Company's long-term debt includes $122,732 of capital lease obligations, and additional term and installment obligations of $746,730. While fluctuations in interest rates may affect the fair value of this debt, interest expense will not be affected due to the fixed interest rate of the notes and capital lease obligations.

             RECLASSIFICATIONS
             Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE C -     PROPERTY AND EQUIPMENT
             Property and equipment consisted of the following:

             ---------------------------------------------------------------------------
             December 31,                                      2003               2002
             ---------------------------------------------------------------------------
             Building                                   $        --        $   715,697
             Land                                                --             50,000
             Vehicles                                       467,977            443,829
             Equipment                                      217,783            221,049
             Office Equipment                               468,577            357,749
             Leasehold Improvements                          78,942             68,599
             ---------------------------------------------------------------------------
                                                        $ 1,233,279        $ 1,856,923
             Less:  Accumulated Depreciation                906,633            935,306
             ---------------------------------------------------------------------------

             Net Property and Equipment                 $   326,646        $   921,617
             ---------------------------------------------------------------------------

             Depreciation expense for the years ended December 31, 2003 and 2002 was $177,059 and $124,283, respectively.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE C -     PROPERTY AND EQUIPMENT - CONTINUED

             Property held under capital leases (included in the property and equipment schedule on the prior page) consisted in the following:

             ---------------------------------------------------------------------------------------------------------------
             December 31,                                                                          2003               2002
             ---------------------------------------------------------------------------------------------------------------
             Building                                                                         $      --          $ 715,697
             Computer Equipment & Software                                                      200,700            170,700
             Vehicles                                                                                --             25,691
             ---------------------------------------------------------------------------------------------------------------
                                                                                              $ 200,700          $ 912,088
             Less:  Accumulated Amortization                                                     97,931            235,855
             ---------------------------------------------------------------------------------------------------------------

             Net Property Held Under Capital Leases                                           $ 102,769          $ 676,233
             ---------------------------------------------------------------------------------------------------------------

             Amortization expense on capital leases included in total depreciation expense for the years ended December 31, 2003 and 2002 was $85,245 and $60,733, respectively.

NOTE D -     INTANGIBLE ASSETS
             Intangible assets consisted of the following:

             ---------------------------------------------------------------------------------------------------------------
             December 31,                                                                          2003               2002
             ---------------------------------------------------------------------------------------------------------------
              Amortized Intangibles:
              Customer  Lists,  Net  of  Accumulated   Amortization  of  $81,345  and
              $40,673, Respectively                                                            $ 40,674          $  81,346
              Loan  Origination  Fees, Net of Accumulated  Amortization of $4,390 and
              $3,465, Respectively                                                               11,110             12,035
             ---------------------------------------------------------------------------------------------------------------

             Net Amortized Intangibles                                                         $ 51,784          $  93,381

             Unamortized Intangibles:
             Goodwill                                                                            21,013             53,953
             ---------------------------------------------------------------------------------------------------------------
             Net Intangible Assets                                                             $ 72,797          $ 147,334
             ---------------------------------------------------------------------------------------------------------------

             Amortization expenses for the five years succeeding December 31, 2003 are as follows:

                               2004                  2005                  2006                  2007                  2008
             ---------------------------------------------------------------------------------------------------------------
                           $ 41,706               $ 1,033               $ 1,033               $ 1,033               $ 1,033
             ---------------------------------------------------------------------------------------------------------------

             Amortization expense for the years ended December 31, 2003 and 2002 was $41,597 and $43,734, respectively.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE D -     INTANGIBLE ASSETS - CONTINUED

             The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

             ---------------------------------------------------------------------------------------------------------------
             December 31,                                                                          2003               2002
             ---------------------------------------------------------------------------------------------------------------
             Balance at Beginning of Year                                                      $ 53,953           $ 53,953
             Impairment on Goodwill                                                              32,940                 --
             ---------------------------------------------------------------------------------------------------------------

             Balance at End of Year                                                            $ 21,013           $ 53,953
             ---------------------------------------------------------------------------------------------------------------

             Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. During 2003, the Company determined that the carrying amount of the goodwill held in one reporting unit exceeded it's fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $32,940 was recognized in that reporting unit.

NOTE E -     LINES OF CREDIT

             T.O.E., Inc. had available a line of credit with a Citizens Bank with a maximum of $200,000. In October 2003, the line of credit was converted to a term note payable with the same bank (see Note F). The line of credit bore interest at 1% above the prime rate (5% at December 31, 2003). The line of credit had been collateralized by a substantial portion of certain assets of the Company and bore the personal guarantees of the stockholders. The amount outstanding on the line of credit at December 31, 2003 and 2002 was $-0- and $197,307, respectively.

             Somani Holdings, Inc. has available a line of credit with The Royal Bank of Canada with a maximum of $250,000 CDN (approximately $193,175 U.S. at December 31, 2003). The line of credit bears interest at 2.5% above the Royal Bank prime rate (7% at December 31, 2003). The line of credit is collateralized by substantially all of the assets of the Company and bears the personal guarantees of certain stockholders. The amounts outstanding on the line of credit at December 31, 2003 and 2002 were $158,404 U.S. and $158,600 U.S., respectively.

             AutoFun Canada, Inc. had available a line of credit with The Royal Bank of Canada with a maximum of $50,000 CDN (approximately $38,635 U.S. at December 31, 2003). During the year ended December 31, 2003, the Company terminated it's line of credit with the Royal Bank of Canada. The line of credit bears interest at 2% above the Royal Bank prime rate (6.5% at December 31, 2003). The line of credit is collateralized by substantially all of the assets of the Company and bears the personal guaranty of one of the stockholders. The amounts outstanding on the line of credit at December 31, 2003 and 2002 were $-0- and $28,548 U.S., respectively.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE F -     NOTES AND CAPITAL LEASE PAYABLES
             Notes and capital lease payables consisted of the following:

             ---------------------------------------------------------------------------------------------------------------
             December 31,                                                                              2003            2002
             ---------------------------------------------------------------------------------------------------------------
             Ideal Accents - Taylor. In November 2001, the Company converted a line of credit to a term note payable with Charter Bank. The term note payable is for a 3-year term with interest at 2% above the bank's prime rate (total interest rate of 6% at December 31, 2003)
             and monthly principal and interest payments amount to $1,406. The loan is collateralized by a substantial portion of certain assets of the Company and bears the personal guarantees
             of the stockholders.                                                                  $ 14,696       $  30,067

              Ideal Accents - Ferndale has a term note payable with Citizens
             Bank. The note commencing on September 2002 with monthly payments of $5,722 including interest at 2% above the bank's prime rate
             (total interest rate of 6% at December 31, 2003). The loan bears the personal guarantees of certain
             stockholders and becomes due September 2004.                                            48,667         112,122

              T.O.E.,  Inc. In October 2003,  the Company  converted a line of credit to a term note  payable  with  Citizens  Bank.  The term note is for a 3-year term with  monthly  principal  payments  of $5,481  plus  interest at 1% above the bank's  prime rate (total  interest  rate of 5% at  December 31,  2003).  The loan is  collateralized  by a  substantial  portion of certain  assets of the
             company and bears the personal guarantees of certain stockholders.                     186,346              --

              Somani Holdings, Inc. has a demand loan payable with The Royal
             Bank of Canada. The Loan is for a term of 1-year, 8 months commencing November 2002 with monthly payments of $1,321 principal plus interest at 2.0% above the Royal Banks prime rate (total interest rate of 6.5% at December 31, 2003). The loan is
             collateralized by substantially all of the assets of the Company
             and bears the personal guarantees of certain stockholders.                                  --           4,314

              Various installment loans and capital leases payable primarily for vehicles with monthly payments including interest aggregating to approximately $5,000. The terms of the installment loans range from
             3 to 5 years with
             interest rates ranging from 10% to 18%.                                                102,453         133,709
             ---------------------------------------------------------------------------------------------------------------

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE F -     NOTES AND CAPITAL LEASE PAYABLES - CONTINUED

             ---------------------------------------------------------------------------------------------------------------
             December 31,                                                                              2003            2002
             ---------------------------------------------------------------------------------------------------------------
             Sale/Leaseback arrangement for its operating facility in Ferndale,
             Michigan. Under the arrangement, the Company sold its land and operating facilities to East Washington Partnership and leased them back under a 15-year lease due October 31, 2014, payable in monthly payments of $7,525 including imputed interest at 10.69%. The lease contains an option to purchase the building at anytime beginning in
             August 2001. The initial purchase price under the option is
             $835,000 with the price escalating throughout the lease term. On
             December 31, 2003, the agreement was
             restructured to an operating lease (see Note M).                                     $      --     $   710,970

              Capital lease obligation with GE Capital for computer equipment and software. The lease term is for a 3-year term commencing on
             June 21, 2002
             with monthly payments of $3,729 including interest at 7%.                               63,526         102,307

              Capital lease obligation with Compaq Financial Services for computer software. The lease term is for a 3-year term commencing on September 1,
             2002 with monthly payments of $1,932 including interest at 22.9%.                       36,935          47,006

              Capital lease obligation with Hewlett-Packard Financial Services
             Company for computer software. The lease term is for a 3-year term commencing on
             January 1, 2003 with monthly payments of $1,179 including interest at 24.1%.            22,271              --

              During 2003, the Company agreed to numerous note payable
             agreements with individuals. The terms of the agreements were payment of principal and accrued interest due on March 31, 2004 with interest compounded semi-annually
             at a rate of 4%.                                                                       394,568              --
             ---------------------------------------------------------------------------------------------------------------

             Total Notes Payable and Capital Lease Obligations                                    $ 869,462     $ 1,140,495

             Less:  Amount Due Within One Year                                                      656,444         221,111
             ---------------------------------------------------------------------------------------------------------------

             Amount Due After One Year                                                            $ 213,018     $   919,384
             ---------------------------------------------------------------------------------------------------------------

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE F -     NOTES AND CAPITAL LEASE PAYABLES - CONTINUED

             Maturities of long term debt for the five years succeeding December 31, 2003 are as follows:

                               2004                  2005                  2006                  2007                  2008
             ---------------------------------------------------------------------------------------------------------------
                          $ 656,444             $ 141,781              $ 62,153               $ 4,955               $ 4,129
             ---------------------------------------------------------------------------------------------------------------

             Interest expense for the years ended December 31, 2003 and 2002 was $362,543 and $241,595, respectively.

             At December 31, 2003, the Company's future minimum capital lease payments (included in the notes and capital lease payables schedule on the prior page) are as follows:

             ---------------------------------------------------------------------------------------------------------------
             Years Ending December 31,
             ---------------------------------------------------------------------------------------------------------------
             2004                                                                                                 $   89,802
             2005                                                                                                     53,907
             2006                                                                                                         --
             2007                                                                                                         --
             2008                                                                                                         --
             Thereafter                                                                                                   --
             ---------------------------------------------------------------------------------------------------------------

             Total                                                                                                $  143,709
             ---------------------------------------------------------------------------------------------------------------

             The present value of the future minimum lease payments under capital leases is as follows:

             ---------------------------------------------------------------------------------------------------------------
             December 31,                                                                                              2003
             ---------------------------------------------------------------------------------------------------------------

             Total Minimum Lease Payments                                                                         $ 143,709
             Less:  Amount Representing Interest                                                                     20,977
             ---------------------------------------------------------------------------------------------------------------

             Net Present Value                                                                                    $ 122,732
             Less:  Amount Due Within One Year                                                                       72,509
             ---------------------------------------------------------------------------------------------------------------

             Amount Due After One Year                                                                            $  50,223
             ---------------------------------------------------------------------------------------------------------------

NOTE G -     RELATED PARTY TRANSACTIONS
             DUE TO RELATED PARTY - DUE WITHIN ONE YEAR
             The Company received cash advances for development of the Company's computer software in 2003 from an individual, which amounted to $104,475. The note is due April 30, 2004, accruing interest monthly at a variable rate.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE G -     RELATED PARTY TRANSACTIONS - CONTINUED

             DUE TO RELATED PARTY - DUE AFTER ONE YEAR
             The Company provided management services and facility rental to AVG, a related company during the year ended December 31, 2002. Several principal shareholders of the Company are also principal shareholders of AVG. The amount charged was $27,000 for the year ended December 31, 2002.

             The Company received cash advances from AVG amounting to $1,196,312 and $656,874 at December 31, 2003 and 2002, respectively. The notes contain no formal repayment terms, however interest amounting to $42,253 and $-0- at December 31, 2003 and 2002, respectively, has been imputed in the accompanying financial statements.

             NOTES PAYABLE - OFFICERS/STOCKHOLDERS
             During 2003 and 2002, the Company received advances and payments from principal stockholders of $29,200 and $75,806. The notes contain no formal repayment terms, however interest amounting to $-0- and $9,609 at December 31, 2003 and 2002, respectively, has been imputed in the accompanying financial statements.

NOTE H -     SUBSCRIPTIONS PAYABLE
             During 2003, the Company received $56,112 in subscriptions for common stock from individual investors. The terms of the subscriptions payable were based on issuance of common stock at the price of the average of the first twenty day trading closing prices of the Corporation's common shares on the OTC-BB less a 20% discount, payable within ten days following the first twenty days of trading of the Corporation's common stock on the OTC-BB.

NOTE I -     OPERATING LEASE COMMITMENTS
             The Company leases all of its facilities. The Ferndale location was sold under a sale/leaseback transaction in 1999. The resulting lease had been accounted for as a capital lease until December 31, 2003. The Company renegotiated its lease during 2003 for the Ferndale location. The new lease no longer meets the criteria as a capital lease and is included in the minimum lease schedule below. The new lease is for a 4-year and 10 month term with an option to renew for an additional 6 years. The lease requires monthly payments of $8,100 for the first year and 10 months of the agreement and escalates up to $8,725 for the final 3 years of the agreement. Ideal Accents - Ferndale commenced on another lease on February 1, 2004 in East Lansing Michigan for a 1-year term with an option to renew for two additional three year terms. The lease requires monthly rent of $1,500. The Troy location is leased from an entity in which principal shareholders' of Ideal Accents, Inc. also hold an interest. The lease was for a 5-year term commencing December 1998, on January 1, 2004 the lease became a month to month lease. The lease requires monthly rent of $4,000. Ideal Accents - Ann Abor and Taylor lease a building from an unrelated entity for a 3-year term commencing March 2001, requiring monthly rentals of $4,207. The Toronto location is leased from an unrelated entity commencing February 2003, for a 1-year term requiring monthly rentals of $2,114 U.S. Rent expense for the years ended December 31, 2003 and 2002 was $195,864 and $179,820, respectively.

             In addition, the Company leases various automobiles. The typical lease period for the Company's operating automobile lease is 3 years.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE I -     OPERATING LEASE COMMITMENTS - CONTINUED

             The future minimum lease payments are as follows:

                           2004               2005              2006              2007               2008             Total
             ---------------------------------------------------------------------------------------------------------------
                      $ 159,545          $ 113,823         $ 110,410         $ 104,700           $ 87,250         $ 575,728
             ---------------------------------------------------------------------------------------------------------------

NOTE J -     GAIN ON CONVERSION OF CAPITAL LEASE
             On December 31, 2003, the Company restructured their lease with East Washington Partnership. Based on the restructured terms of the lease agreement, the lease is no longer considered a capital lease according the criteria set forth on FAS 13. As such, the Company has eliminated the related asset and liability of the capital lease which has resulted in a gain of $141,059.

NOTE K -     DISCONTINUED OPERATIONS
             On December 31, 2003, the Company dissolved Motor City Sunroof. The dissolution of Motor City Sunroof resulted in a gain of $1,309 for the year ended December 31, 2003. The results of the business have been reflected as Discontinued Operations in the accompanying consolidated financial statements.

             Condensed financial information of the discontinued operations are as follows:

             ---------------------------------------------------------------------------------------------------------------
             For the Years Ended December 31,                                                         2003             2002
             ---------------------------------------------------------------------------------------------------------------

             Sales                                                                               $      --        $      --
             Net Loss                                                                            $     101        $  10,290
             Total Assets                                                                        $  14,277        $  65,167
             Total Liabilities                                                                   $ 244,645        $ 294,550
             ---------------------------------------------------------------------------------------------------------------

             Certain expenses attributable to discontinued operations have been allocated based upon the period to which they are applicable. Earnings per share with respect to discontinued operations does not materially differ from earnings per share presented on net income.

NOTE L -     NET INCOME PER COMMON SHARE
             The following is a reconciliation from basic earnings per share to diluted earnings per share as of December 31, 2003 and 2002, respectively:

             ---------------------------------------------------------------------------------------------------------------
                                                                 Net Income                Weighted Average       Earnings
                                                                     (Loss)              Shares Outstanding      Per Share
             ---------------------------------------------------------------------------------------------------------------
             2003 AND 2002

             Basic                                              $(1,232,616)   (1)                5,218,774         $(0.24)
             Effect of Dilution -                                              (2)
               Exchangeable Shares                                       --                         938,508             --
             ---------------------------------------------------------------------------------------------------------------

             Diluted                                            $(1,232,616)                      6,157,282         $(0.24)
             ---------------------------------------------------------------------------------------------------------------

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE L -     NET INCOME PER COMMON SHARE - CONTINUED

             (1) 4,749,481 of common shares outstanding were restricted to the performance escrow account on December 13, 2001 and, accordingly, the weighted average number of shares have been removed from the weighted average computation of both basic and diluted earnings per share as the conditions for release had not been met.

             (2) 4,312,450 of exchangeable shares were restricted to the performance escrow account on December 13, 2001 and, accordingly, were removed from the weighted average computation of both basic and diluted earnings per share as the conditions for release had not been met and hence could not be convertible into Ideal's common stock.

NOTE M -     PERFORMANCE ESCROW AGREEMENT
             Pursuant to an escrow agreement dated March 11, 2002, certain shareholders have placed shares of common stock and exchangeable shares, issued by Ideal Accents Holdings, Inc., received under the share exchange agreement in escrow. The common stock is to be released to the shareholders upon the achievement of specific dollar amounts of revenue and only if the Company was profitable on a pre-tax basis during the preceding year. The shares placed in escrow are considered issued and outstanding but they are not considered in the calculations of basic and diluted earnings per share as of the date placed in escrow.

             The following shareholders have entered into the escrow agreement:

                             Shareholder                       # of Shares
                             -----------                       -----------
                           Joseph O'Conner                       4,749,481
                           Ayaz Somani                           1,520,800
                           Naseem Somani                           760,400
                           Karim Suleman                         2,031,250

             Under the escrow agreement, shares will be released when revenue, in any fiscal year, exceeds the following levels and the Company was profitable on a pre-tax basis for that fiscal year:

             o Twenty-five percent of the escrowed shares when aggregate consolidated revenues exceed $25,000,000;
             o     Additional twenty-five percent of the escrowed shares when aggregate consolidated revenue exceeds $50,000,000;
             o     Additional twenty-five percent of the escrowed shares when aggregate consolidated revenues exceeds $75,000,000;
             o     The remaining escrowed shares when aggregate consolidated
                   revenue exceeds $100,000,000.

             The release of the shares from escrow will result in compensation expense to the company based upon the fair value of the shares at the date the shares are released.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE N -     GOING CONCERN
             The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2003, current liabilities exceed current assets by $2,115,417, and total liabilities exceed total assets by $3,191,057.

             In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

             Management's plan to mitigate the Company's adverse financial condition stated above is as follows: The Company plans improve liquidity by securing private placement money from outside investors, factor additional receivables, and negotiate the conversion of debt into common stock. To increase revenues the Company plans to develop mobile installation capability, which would allow for the Company to expand the Company's market reach and revenue base. Lastly, the Company plans to acquire additional companies, which will allow the Company to be able to centralize support functions (accounting, purchasing, marketing, etc.) of the acquired company and effect economies of scale.

NOTE O -     OTHER MATTERS
             STOCK OPTION PLAN
             In December 2001, the Company adopted a stock option plan in which officers, directors, and employees, as well as external consultants and advisors may participate. The maximum number of shares available under the plan is 5,000,000. The terms under which the options are granted is determined by the board of directors. No options have been granted as of the date of these financial statements.

     INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED SUPPLEMENTARY INFORMATION




Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida

      Enclosed for your review is a consolidated supplementary schedule prepared in conjunction with the audits of Ideal Accents, Inc.'s financial statements for the years ended December 31, 2003 and 2002. This supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.

      The information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in conjunction with the basic financial statements taken as a whole.







Rochester, New York
  February 27, 2004

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


CONSOLIDATED SUPPLEMENTARY SCHEDULES

------------------------------------------------------------------------------------------------------------------------------

For the Years Ended December 31,                                                                 2003                   2002
------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD
Delivery Gas and Maintenance                                                              $   121,247            $   134,804
Leased Employees Insurance                                                                    120,360                118,897
Materials and Supplies                                                                      3,062,308              3,863,827
Other Expenses                                                                                 60,282                 37,424
Payroll Taxes                                                                                  96,213                163,934
Shop Maintenance                                                                               63,432                 72,355
Temp Services:  Leased Employees                                                            1,757,771              2,082,173
Utilities                                                                                      67,957                 61,685
------------------------------------------------------------------------------------------------------------------------------

TOTAL COST OF GOODS SOLD                                                                  $ 5,349,570            $ 6,535,099
------------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE
General Insurance                                                                         $   135,663            $   149,183
Leased Employees Insurance                                                                     89,543                 76,084
Legal & Accounting                                                                            263,096                595,851
Meals & Entertainment                                                                          54,745                 76,976
Office Expenses                                                                               348,009                250,348
Payroll Services                                                                               86,296                107,414
Payroll Taxes                                                                                  97,185                105,475
Property Taxes                                                                                 42,058                 33,517
Rent                                                                                          195,864                179,820
Telephone                                                                                     102,978                109,365
Temp Services:  Leased Employees                                                            1,515,426              1,283,924
------------------------------------------------------------------------------------------------------------------------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE                                                 $ 2,930,863            $ 2,967,957
------------------------------------------------------------------------------------------------------------------------------