Form 10QSB
period 2004-03-31
IDEAL ACCENTS INC
filed 2004-05-18
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                         YES [X]                      NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                                   Outstanding As of March 31, 2004
       Common Stock $ .001 par value                     11,713,273

This report has not been reviewed by the independent auditor in accordance with the Act, however, the Company intends to submit an amended report reviewed by the independent auditor.

                          PART I: FINANCIAL INFORMATION

         INDEPENDENT AUDITORS' REPORT ON REVIEW OF FINANCIAL INFORMATION

Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida

        We have reviewed the accompanying consolidated balance sheet of Ideal Accents, Inc. and Subsidiaries (A Florida Corporation) as of March 31, 2004, the related consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders' equity (deficit), and cash flows for the three months ended March 31, 2004 and 2003. All information included in these financial statements is the responsibility of the management of Ideal Accents, Inc. and Subsidiaries.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet (presented herein) of Ideal Accents, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of changes in stockholders' equity (deficit), operations, and cash flows for the year then ended (not presented herein); and in our report, dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has incurred a net loss of $280,494 for the quarter ended March 31, 2004 and has incurred substantial net losses for each of the past two years. At March 31, 2004, current liabilities exceed current assets by $1,719,541 and total liabilities exceed total assets by $3,060,496. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP
--------------------------------
Rotenberg & Co., LLP
Rochester, New York
  May 11, 2004

  The accompanying notes are an integral part of these financial statements.


IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)
                                                              MARCH 31,     December 31,
                                                                2004            2003
                                                             -----------    ------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                   $     6,986    $    11,016
Accounts  Receivable  - Net  of  Allowance  for  Doubtful       559,902        662,328
Accounts
Inventory - Net of Valuation Allowance                          408,235        437,674
Prepaid Expenses and Other Current Assets                        38,050         16,338
                                                            -----------    -----------
TOTAL CURRENT ASSETS                                          1,013,173      1,127,356

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION        297,952        326,646

INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION              62,627         72,797

Other Assets                                                     20,055         19,559
                                                            -----------    -----------
TOTAL ASSETS                                                $ 1,393,807    $ 1,546,358
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                            $ 1,710,000    $ 1,843,344
Lines of Credit                                                 164,436        158,404
Notes and Capital Leases Payable - Due Within One Year          625,762        656,444
Accrued Payroll                                                 104,717        400,789
Due to Related Party - Due Within One Year                      104,475        104,475
Accrued Liabilities and Other Current Liabilities                23,324         79,317
                                                            -----------    -----------
TOTAL CURRENT LIABILITIES                                     2,732,714      3,242,773

Due to Related Party - Due After One Year                     1,329,410      1,196,312
Notes and Capital Leases Payable - Due After One Year           182,480        213,018
Subscriptions Payable                                            92,396         56,112
Notes Payable - Officers/Stockholders                           117,303         29,200
                                                            -----------    -----------
TOTAL LIABILITIES                                             4,454,303      4,737,415
                                                            -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock                                                     11,713          9,969
Additional Paid-In Capital                                      454,362         59,413
Retained Earnings (Deficit)                                  (3,380,055)    (3,099,561)
Accumulated Comprehensive Income (Loss)                        (146,516)      (160,878)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (3,060,496)    (3,191,057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 1,393,807    $ 1,546,358
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                            Accumulated                    Total
                                         Number                  Additional     Retained    Comprehensive              Stockholders'
                                          of           Common      Paid-In      Earnings        Income       Treasury     Equity
                                        Shares          Stock      Capital      (Deficit)       (Loss)         Stock     (Deficit)
                                      ----------      --------   ----------    -----------    ----------     ---------  ------------
BALANCE - JANUARY 1, 2003                9,968,255  $     9,969  $    59,493   $(1,866,945)  $    (4,973)  $    (1,000) $(1,803,456)
Net  Income  (Loss)  for  the  Period         --           --           --        (239,940)           --            --     (239,940)
Ended
Comprehensive  Income  (Loss) for the         --           --           --            --         (95,658)           --      (95,658)
Period Ended
                                       -----------  -----------  -----------   -----------   -----------   -----------  -----------
BALANCE - MARCH 31, 2003 (UNAUDITED)     9,968,255        9,969       59,493    (2,106,885)    (100,631)       (1,000)   (2,139,054)
Discounted Operations                           --           --            (80)         --           --         1,000           920
Net  Income  (Loss)  for  the  Period           --           --           --      (992,676)          --            --      (992,676)
Ended
Comprehensive  Income  (Loss) for the           --           --           --            --      (60,247)           --       (60,247)
Period Ended
                                       -----------  -----------  -----------   -----------   -----------   -----------  -----------
BALANCE - DECEMBER 31, 2003              9,968,255        9,969       59,413    (3,099,561)     (160,878)         --     (3,191,057)
Common Stock Issued for Cash                50,000           50       39,950            --           --           --         40,000
Common  Stock  Issued in Exchange for
Services                                   100,000          100       30,493            --           --            --        30,593
  Rendered
Common  Stock  Issued in  Exchange of      656,510          656      325,444            --           --            --       326,100
Debt
Common Stock Issued in Exchange for
  Exchangeable Stock                       938,508          938         (938)           --           --            --           --
Net  Income  (Loss)  for  the  Period           --           --           --       (280,494)         --            --      (280,494)
Ended
Comprehensive  Income  (Loss) for the           --           --           --            --       14,362          --          14,362
Period Ended
                                       -----------  -----------  -----------   -----------   -----------   -----------  -----------
BALANCE - MARCH 31, 2004 (UNAUDITED)    11,713,273  $    11,713  $   454,362   $(3,380,055)  $  (146,516)  $      --    $(3,060,496)
                                       ===========  ===========  ===========   ===========   ===========   ===========  ===========

  The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31,                                         2004          2003
                                                                  ---------     ----------
SALES                                                            $1,408,428     $1,799,418

COST OF GOODS SOLD                                                1,072,436     1,304,430
                                                                  ---------     ----------
GROSS PROFIT                                                        335,992       494,988
                                                                  ---------     ----------
OPERATING EXPENSES
Advertising and Promotion                                            18,174        10,895
Selling, General and Administrative                                 520,469       608,114
Depreciation and Amortization                                        41,969        46,726
Interest                                                             35,874        69,170
                                                                  ---------     ----------
TOTAL OPERATING EXPENSES                                            616,486       734,905
                                                                  ---------     ----------
INCOME (LOSS) FROM CONTINUING  OPERATIONS  BEFORE PROVISION        (280,494)     (239,917)
FOR TAXES
Provision for Taxes                                                      --             --
                                                                  ---------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                           (280,494)     (239,917)
                                                                  ---------     ---------
Income  (Loss)  from  Discontinued   Operations  -  Net  of              --           (23)
Applicable Taxes
                                                                  ---------     ----------
NET INCOME (LOSS)                                                $ (280,494)   $ (239,940)
                                                                  =========     ==========

Comprehensive Income (Loss)
Foreign Currency Translation                                         14,362       (95,658)
                                                                  ---------     ----------

COMPREHENSIVE INCOME (LOSS)                                      $ (266,132)   $ (335,598)
                                                                  =========     ==========

INCOME (LOSS) PER COMMON SHARE -
   BASIC                                                          $   (0.05)    $   (0.05)
   DILUTED                                                        $   (0.05)    $   (0.05)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
    BASIC                                                         6,141,368     5,218,774
    DILUTED                                                       6,801,418     6,157,282
                                                                  =========     ==========

  The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,                              2004          2003
                                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) for the Year                                $(280,494)   $(239,940)

NON-CASH ADJUSTMENTS:
Depreciation and Amortization                                    41,969       46,726
Common Stock Issued in Exchange for Services Rendered            10,198           --

CHANGES IN ASSETS AND LIABILITIES
Accounts Receivable                                             102,426      (71,242)
Inventory                                                        29,439       37,563
Prepaid Expenses and Other Current Assets                        (1,317)      12,660
Other Assets                                                       (496)     (33,811)
Accounts Payable                                               (133,344)      79,287
Accrued Payroll                                                  30,028           --
Accrued Liabilities and Other Current Liabilities               (55,993)      94,312
                                                              ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                       (257,584)     (74,445)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                               (3,105)     (19,354)
                                                              ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES                         (3,105)     (19,354)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) from Lines of Credit                         6,032      (34,215)
Proceeds (Repayment) from Notes and Capital Leases Payable      (61,220)      76,468
Proceeds (Repayment) from Notes Payable -                        88,103      (51,687)
Officers/Stockholders
Proceeds from Subscriptions Payable                              36,284           --
Proceeds from Due to Related Party                              133,098      200,703
Proceeds from Issuance of Common Stock                           40,000           --
                                                              ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        242,297      191,269
                                                              ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                   14,362      (98,328)
                                                              ---------    ---------

Net Change in Cash and Cash Equivalents                          (4,030)        (858)

Cash and Cash Equivalents - Beginning of Period                  11,016        3,592

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   6,986    $   2,734
                                                              =========    =========
NON-CASH INVESTING AND FINANCING TRANSACTIONS

COMMON STOCK ISSUED IN EXCHANGE FOR SERVICES RENDERED            20,395           --
COMMON STOCK ISSUED IN EXCHANGE OF DEBT                         326,100           --
COMMON STOCK ISSUED IN EXCHANGE FOR EXCHANGEABLE SHARES             938           --

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

                                                              =========    =========
INTEREST                                                      $  23,165    $  69,170
TAXES                                                         $      --    $      --
                                                              =========    =========

   The accompanying notes are an integrel part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE A -          BASIS OF PRESENTATION
        The condensed consolidated financial statements of Ideal Accents, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company's Form 10K Annual Report and other filings with the SEC.

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

NOTE C -          RECLASSIFICATIONS
        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation

NOTE D -          COMMON STOCK TRANSACTIONS
        During the period ended March 31, 2004, the Company issued 656,610 of common stock to officers of the Company for services rendered during 2003 in the amount of $326,100.

        During the quarter ended March 31, 2004, the Company exchanged 938,508 of common stock to holders of exchangeable shares of Ideal Accents (Nova Scotia) Company, a Nova Scotia corporation and Ideal Accents Holding, Inc., an Ontario corporation. The Company acquired all the common stock of the two Canadian companies through the issuance of common stock and exchangeable shares during December 2001. The exchangeable shares can converted into common stock of Ideal for a total of 5,250,958 common shares.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE E -          GOING CONCERN
        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 2004, current liabilities exceed current assets by $1,719,541, and total liabilities exceed total assets by $3,060,496.

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

  INDEPENDENT ACCOUNTANTS' REPORT ON CONSOLIDATED SUPPLEMENTARY INFORMATION


Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida

      Our report on our review of the consolidated financial statements of Ideal Accents, Inc. and Subsidiaries for the period ended March 31, 2004 and 2003 appears on page 1. That review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying supplementary schedules is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the consolidated financial statements and we are not aware of any material modifications that should be made thereto.



/s/ Rotenberg & Co., LLP
--------------------------------
Rotenberg & Co., LLP
Rochester, New York
  May 11, 2004

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
MIAMI, FLORIDA


CONSOLIDATED SUPPLEMENTARY SCHEDULES (UNAUDITED)

For the Three Months Ended March 31,            2004           2003
                                           ---------      ---------
COST OF GOODS SOLD
Delivery Gas and Maintenance                $   28,406   $   33,968
Materials and Supplies                         606,425      729,255
Other Expenses                                   9,259       10,994
Shop Maintenance                                13,446       10,791
Temp Services:  Leased Employees               389,900      495,150
Utilities                                       25,000       24,272
                                            ----------   ----------
TOTAL COST OF GOODS SOLD                    $1,072,436   $1,304,430
                                            ----------   ----------

SELLING, GENERAL AND ADMINISTRATIVE
General Insurance                           $   26,959   $   16,735
Legal & Accounting                              29,531       16,308
Meals & Entertainment                           13,896       16,076
Office Expenses                                 56,716       81,509
Property Taxes                                     160        7,027
Rent                                            77,129       46,466
Telephone                                       26,639       25,308
Temp Services:  Leased Employees               289,439      398,685
                                            ----------   ----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE   $  520,469   $  608,114
                                            ==========   ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                           FOR THE THREE MONTHS ENDED

                             MARCH 31, 2004 AND 2003

FORWARD-LOOKING STATEMENTS. The statements contained in this report on Form 10Q which are not historical facts, including (without limitation) in particular, statements made in this Item, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products, pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in Ideal's Securities and Exchange Commission filings. Ideal does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

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

The following discussion and analysis of Ideal's financial condition and results of operations should be read in conjunction with the financial statements appearing in this Form 10Q.


RESULTS OF OPERATIONS. The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                               2004          2003                 $ CHANGE
                                            ---------    ------------    -----------    ------------
Sales                                       1,408,400          100.00%     1,799,400          100.00%
Cost of Goods Sold                          1,072,400           76.14%     1,304,400           72.49%
                                           ----------    ------------     ----------    ------------
Gross Profit                                  336,000           23.86%       495,000           27.51%
Operating Expenses
Advertising and Promotion                      18,200            1.29%        10,900            0.61%
Selling, General and Administrative           520,500           36.96%       608,100           33.79%
Depreciation and Amortization                  42,000            2.98%        46,700            2.60%
Interest Expense                               35,900            2.55%        69,200            3.85%
                                           ----------    ------------     ----------    ------------
Total Operating Expenses                      616,500           43.77%       734,900           40.84%
                                           ----------    ------------     ----------    ------------
Income (Loss) From Continuing Operations
Before Provisions for Taxes                  (280,500)         -19.92%      (239,900)         -13.33%
Provision for Income Taxes                          0            0.00%             0            0.00%
Income (Loss) From Continuing Operations     (280,500)                      (239,900)
Loss From Discontinued Operations                   0            0.00%           (23)             --
                                           ----------    ------------     ----------    ------------
Net Income (Loss)                            (280,500)         -19.92%      (239,900)         -13.33%
                                           ==========    ============     ==========    ============

Foreign Currency Translation (Loss)            14,400            1.02%       (95,700)          -5.32%
Comprehensive Income (Loss)                  (266,100)         -18.89%      (335,600)         -18.65%
                                           ----------    ------------     ----------    ------------

Three Month Ended March 31, 2004 Compared with Three Months Ended March 31,
2003

SALES. Sales for the three months ended March 31, 2004 decreased by $391,000 or 21.73% to $1,408,400 from $1,799,400 for the three months ended March 31, 2003.
The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets. The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased. The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America). Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor. And the third factor was the change in new car lease terms offered by automotive leasing companies in 2002 that eliminated the inclusion of the price of new car accessories (including our products) as part of the price of the car for purposes of determining the amount of the lease financing. Consequently, financing for auto accessories, in some cases, was not available to some lease customers.

COST OF GOODS SOLD-MATERIAL COSTS. Material costs for the three months ended March 31, 2004 was $606,400 or 43.06% of sales compared to $729,300 or 40.53% of sales for the three months ended March 31, 2003. The decrease in material costs was due to the decrease in sales. The increase in material costs as a percentage of sales occurred because sales were driven in part by pricing discounts to customers.

COST OF GOODS SOLD-LABOR AND OVERHEAD. Labor and Overhead costs for the three months ended March 31, 2004 was $466,000 or 33.09% of sales compared to $575,100 or 31.96% of sales for the three months ended March 31, 2003. The decrease was primarily attributable to our reduction in labor cost for auto accessory installers as a response to lower sales. The increase in labor and overhead costs as a percentage of sales occurred primarily because labor and overhead contained fixed costs which did not decrease as sales decreased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2004 was $520,500 or 36.96% of sales compared to $608,100 or 33.79% of sales for the three months ended March 31, 2003. The increase in selling, general and administrative expenses as a percentage of sales occurred because of two primary factors. The first factor was because of the conversion of a capital lease on one of the company's properties to an operating lease. Whereas the same installments under the capital lease were treated as principal and interest, these same installments are now treated as rental expense, a portion of which has had to be added to the selling, general and administrative expense. The second factor was because of the higher legal and accounting fees incurred in the final phase of our company's going public process (Ideal first started trading on February 10, 2004 and had to submit its first audited financials as a publicly traded company on March 30, 2004).

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased by $4,700 to $42,000 during the three months ended March 31, 2004 from $46,700 for the three months ended March 31, 2003. The decrease was primarily attributable to the conversion of a capital lease on one of the company's properties to an operating lease. However, this decrease was partially offset by the additional depreciating expense resulting from significant additions of fixed assets during the fourth quarter of 2003.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2004 decreased by $33,300 to $35,900 from $69,200 for the three months ended March 31, 2003. The decrease in interest expense is due to the conversion of a capital lease on one of the company's properties to an operating lease. Whereas the same installments under the capital lease were treated as principal and interest, these same installments are now treated as rental expense - with no interest component.

PROVISION FOR INCOME TAXES. The provision for income taxes remained at zero for the three months ended March 31, 2004 as it did for the three months ended March 31, 2003 as the company had no net income to report in either period.

NET INCOME. The net loss for the three months ended March 31, 2004 increased by $40,600 to a net loss of $(280,500) from a net loss of $(239,900) for the three months ended March 31, 2003 due to the factors discussed above.

COMPREHENSIVE INCOME (LOSS). Comprehensive loss for the three months ended March 31, 2004 decreased by $69,500 to a comprehensive loss of $(266,100) from a comprehensive loss of $(335,600) for the three months ended March 31, 2003. The decrease in the comprehensive loss was attributable to the decrease in the translation loss on foreign currency used in the Company's Canadian subsidiary operations.

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

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES. Cash used in operations was $257,584 and $74,445 for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used in operations resulted primarily from net losses of $(280,500), a decrease in accounts receivables, inventory, accounts payables, and accrued liabilities. The increase in cash used was partially offset by a decrease in prepaid expenses and accrued payroll.

Cash used in investing activities was $3,105 and $19,354 for the three months ended March 31, 2004 and 2003, respectively. The cash was used for purchases of property and equipment in the three months ended March 31, 2004 and 2003.

Cash flow provided from financing activities was $242,297 and $191,269 for the three months ended March 31, 2004 and 2003, respectively. The sources of cash from financing activities included private placement investments and advances from a related party, officers and stockholders. The uses of cash included repayment of debt.

LIQUIDITY. Ideal had a line of credit with Charter Bank with a maximum amount of $50,000, which was converted to a three-year term loan in November 2001. The line of credit bore interest at 2% above Charter Bank's prime rate (4% at March 31, 2004). The line was secured by substantially all of the assets of Ideal Accents - Taylor and the personal guarantees of Joseph and Tamara O'Connor, Thomas Sullivan and George Welch. The amounts outstanding on the bank obligation at March 31, 2004 and 2003 were $10,700 and $26,300, respectively.


Ideal had a line of credit with Citizen's Bank with a maximum amount of $200,000, which was converted to a three-year term loan in October 2003. The line of credit bore interest at 1% above Citizen's prime rate (4% at March 31, 2004). The line was secured by substantially all of the assets of TOE, Inc. and the personal guarantees of Joseph O'Connor, James Erickson and Thomas Sullivan. The amounts outstanding on the bank obligation at March 31, 2004 and 2003 were $169,300 and $197,300, respectively.


Ideal has a line of credit with Royal Bank of Canada with a maximum amount of $164,600 at March 31, 2004. This line of credit bears interest at 2.5% above the Royal Bank prime rate (4.25% at March 31, 2004). The line is secured by substantially all of the assets of Somani Holdings, Inc. and the personal guarantees of Ayaz and Naseem Somani. The amounts outstanding on the line of credit at March 31, 2004 and 2003 were $164,400 and $166,500, respectively.


As of March 31, 2004, Ideal and its subsidiaries were in compliance with all of the loan covenants pursuant to the respective loan agreements governing the above loans.


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

The nature and amount of Ideal's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2004, all of Ideal's debt was fixed rate except for one line of credit with Royal Bank of Canada, where the interest rate is 2.5% above the bank's prime rate. Ideal's long-term debt includes approximately $106,610 of capital lease obligations, and additional term and installment obligations of approximately $701,632. While fluctuations in interest rates may affect the fair value of this debt, interest expense will not be affected due to the fixed interest rate of the notes and capital lease obligations.

RISK FACTORS

GOING CONCERN QUALIFICATION:

Our auditors have included a "going concern" qualification in their report to the effect that we have incurred a net loss of $280,494 for the quarter ended March 31, 2004 and that we have incurred substantial losses for each of the past two years. Our operating losses, and the fact that our current liabilities exceed our current assets by $1,719,541 and total liabilities exceed total assets by $3,060,496, raise substantial doubt as to our ability to continue as a going concern. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing and to implement any business acquisition. If we are unable to obtain additional financing and operate profitably, our shareholders will lose their investment.

FUNDING BY RELATED PARTIES:

We rely on loans from related parties, and personal guarantees by related parties of our debt, to maintain operations. These related parties include officers and directors of Ideal and companies they control. If these related parties stopped extending credit to Ideal, we may be unable to continue doing business and our shareholders will lose their investment. We have no assurance that these related parties will continue to extend credit.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

    A claim against our subsidiary, Somani Holdings, Inc. was dismissed in 2003. At this time there are no other legal proceedings in which Ideal, or any one of Ideal's subsidiaries are a party.

ITEM 2: CHANGES IN SECURITIES:

      During the period ended March 31, 2004, the Company issued the following common stock:
      o 656,510 of common stock to officers of the Company for services rendered during 2003 in the amount of $326,100
      o     50,000 of common stock to private placement subscribers
      o     100,000 of common stock to a service provider

      Additionally, during the period ended March 31, 2004, the Company exchanged 938,508 of common stock for "exchangeable" shares held by shareholders of Ideal Accents Holdings, Inc., a wholly owned subsidiary of the Company. These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common stock of Ideal. As of March 31, 2004, the shareholders of Ideal Accents Holdings, Inc. have a total of 4,312,450 exchangeable shares that have not been exchanged for common stock in Ideal.

      As of March 31, 2004, Ideal has 11,713,273 shares of its common stock outstanding.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None.

ITEM 5: OTHER INFORMATION:

        None.

ITEM 6: EXHIBITS & REPORTS:


Exhibits

(a)   99.1 Certification of Chief Executive Officer.
      99.2 Certification of Chief Financial Officer.
      99.3 Certificate of Chief Executive Officer and Chief
           Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2004                           /s/ Karim Suleman
                                              -----------------------
                                                  Karim  Suleman
                                                  Executive Vice President