Form 10QSB
period 2004-06-30
IDEAL ACCENTS INC
filed 2004-09-24
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Outstanding As of June 30, 2004

Common Stock $ .001 par value

15,036,586

This report has not been reviewed by the independent auditor in accordance with the Act, however, the Company intends to submit an amended report reviewed by the independent auditor.

#

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$ 13,275	$ 11,016
Accounts Receivable - Net of Allowance for Doubtful Accounts	500,850	662,328
Inventory - Net of Valuation Allowance	417,567	437,674
Prepaid Expenses and Other Current Assets	26,809	16,338

Total Current Assets	958,501	1,127,356

Property and Equipment - Net of Accumulated Depreciation	280,173	326,646

Intangible Assets - Net of Accumulated Amortization	52,460	72,797

Other Assets	22,076	19,559

Total Assets	$1,313,210	$1,546,358
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,806,589	$1,843,344
Lines of Credit	137,649	158,404
Notes and Capital Leases Payable – Due Within One Year	211,230	656,444
Accrued Payroll	94,597	400,789
Due to Related Party - Due Within One Year	104,475	104,475
Accrued Liabilities and Other Current Liabilities	41,414	79,317
Total Current Liabilities	2,395,954	3,242,773

Due to Related Party - Due After One Year	1,037,761	1,196,312
Notes and Capital Leases Payable – Due After One Year	164,350	213,018
Subscriptions Payable	—	56,112
Notes Payable - Officers/Stockholders	154,300	29,200
Total Liabilities	3,752,365	4,737,415
Stockholders' Equity (Deficit)
Common Stock	15,037	9,969
Additional Paid-In Capital	1,338,004	59,413
Retained Earnings (Deficit)	(3,654,867)	(3,099,561)
Accumulated Comprehensive Income (Loss)	(137,329)	(160,878)
Total Stockholders' Equity (Deficit)	(2,439,155)	(3,191,057)
Total Liabilities and Stockholders' Equity (Deficit)	$1,313,210	$1,546,358

#

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
							Accumulated		Total
	Number			Additional		Retained	Comprehensive		Stockholders'
	of	Common		Paid-In		Earnings	Income	Treasury	Equity
	Shares	Stock		Capital		(Deficit)	(Loss)	Stock	(Deficit)
Balance - January 1, 2003	9,968,255	$ 9,969	#	$ 59,493	#	$ (1,866,945)	$ (4,973)	$ (1,000)	$ (1,803,456)

Net Income (Loss) for the Period Ended	—	—		—		(278,908)	—	—	(278,908)

Comprehensive Income (Loss) for the Period Ended	—	—		—		—	(99,099)	—	(99,099)
Balance - June 30, 2003 (Unaudited)	9,968,255	9,969	#	59,493	#	(2,145,853)	(104,072)	(1,000)	(2,181,463)

Discontinued Operations	—	—		(80)		—	—	1,000	920

Net Income (Loss) for the Period Ended	—	—		—		(953,708)	—	—	(953,708)

Comprehensive Income (Loss) for the Period Ended	—	—		—		—	(56,806)	—	(56,806)
Balance - December 31, 2003	9,968,255	9,969	#	59,413	#	(3,099,561)	(160,878)	—	(3,191,057)

Common Stock Issued for Cash	50,000	50		39,950		—	—	—	40,000

Common Stock Issued in Exchange for Services Rendered	100,000	100		30,493		—	—	—	30,593

Common Stock Issued in Exchange of Debt	3,979,823	3,980		1,209,086		—	—	—	1,213,066

Common Stock Issued in Exchange for Exchangeable Stock	938,508	938		(938)		—	—	—	—

Net Income (Loss) for the Period Ended	—	—		—		(555,306)	—	—	(555,306)

Comprehensive Income (Loss) for the Period Ended	—	—		—		—	23,549	—	23,549
Balance - June 30, 2004 (Unaudited)	15,036,586	$ 15,037		$ 1,338,004		$ (3,654,867)	$ (137,329)	$ —	$ (2,439,155)

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Sales	$ 1,593,052	$ 2,096,966	$ 3,001,480	$ 3,896,384

Cost of Goods Sold	1,248,084	1,411,424	2,320,520	2,715,854

Gross Profit	344,968	685,542	680,960	1,180,530

Operating Expenses
Advertising and Promotion	33,584	17,303	51,758	28,198
Selling, General and Administrative	472,582	594,854	993,051	1,202,968
Depreciation and Amortization	40,987	51,020	82,956	97,746
Interest	72,627	61,308	108,501	130,478

Total Operating Expenses	619,780	724,485	1,236,266	1,459,390

Income (Loss) From Continuing Operations
Before Provision for Taxes	(274,812)	(38,943)	(555,306)	(278,860)

Provision for Taxes	—	—	—	—

Income (Loss) from Continuing Operations	(274,812)	(38,943)	(555,306)	(278,860)

Income (Loss) From Discontinued Operations
- Net of Applicable Taxes	—	(25)	—	(48)

Net Income (Loss)	$ (274,812)	$ (38,968)	$ (555,306)	$ (278,908)

Comprehensive Income (Loss)
Foreign Currency Translation	9,187	(3,441)	23,549	(99,099)

Comprehensive Income (Loss)	$ (265,625)	$ (42,409)	$ (531,757)	$ (378,007)

Income (Loss) Per Common Share -
Basic	$ (0.04)	$ (0.01)	$ (0.08)	$ (0.05)
Diluted	$ (0.04)	$ (0.01)	$ (0.08)	$ (0.05)

Weighted Average Number of
Common Shares Outstanding -
Basic	7,042,618	5,218,774	6,631,405	5,218,774
Diluted	7,042,618	5,218,774	6,631,405	5,218,774

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2004	2003
Cash Flows from Operating Activities
Net Income (Loss) for the Year	$ (555,306)	$ (278,908)

Non-Cash Adjustments:
Depreciation and Amortization	82,956	97,746
Common Stock Issued in Exchange for Services Rendered	22,945	—

Changes in Assets and Liabilities
Accounts Receivable	161,478	(147,531)
Inventory	20,107	(49,011)
Prepaid Expenses and Other Current Assets	(2,823)	27,687
Other Assets	(2,517)	(37,316)
Accounts Payable	(36,755)	29,562
Accrued Payroll	19,908	36,710
Accrued Liabilities and Other Current Liabilities	(37,903)	61,862
Net Cash Flows from Operating Activities	(327,910)	(259,199)
Cash Flows from Investing Activities
Purchase of Property and Equipment	(16,146)	(7,140)
Net Cash Flows from Investing Activities	(16,146)	(7,140)
Cash Flows from Financing Activities
Repayment of Lines of Credit	(20,755)	(12,613)
Proceeds from (Repayment of) Notes and Capital Leases Payable	(99,312)	(72,328)
Proceeds from (Repayment of) Notes Payable - Officers/Stockholders	125,100	292,787
Proceeds from Issuance of Stock Subscriptions	36,284	—
Proceeds from Due to Related Party	241,449	391,128
Proceeds from Issuance of Common Stock	40,000	(79,592)
Net Cash Flows from Financing Activities	322,766	519,382
Effect of Exchange Rate Changes
on Cash and Cash Equivalents	23,549	(250,374)
Net Change in Cash and Cash Equivalents	2,259	2,669

Cash and Cash Equivalents - Beginning of Period	11,016	3,592
Cash and Cash Equivalents - End of Period	$ 13,275	$ 6,261
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common Stock Issued in Exchange for Services Rendered	30,593	—
Common Stock Issued in Exchange of Debt	1,213,066	—
Common Stock Issued in Exchange for Exchangeable Shares	938	—

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
Interest	$ 84,100	$ 48,005
Taxes	$ —	$ (6,421)

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED SUPPLEMENTARY SCHEDULES (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
For the Three Months Ended June 30,			2004	2003

Cost of Goods Sold
Delivery Gas and Maintenance	$ 31,653	$ 26,589	$ 60,059	$ 60,557
Materials and Supplies	712,799	752,461	1,319,224	1,481,716
Other Expenses	19,985	11,291	29,244	22,285
Shop Maintenance	7,280	13,339	20,726	24,130
Temp Services: Leased Employees	463,525	594,253	853,425	1,089,403
Utilities	12,842	13,491	37,842	37,763

Total Cost of Goods Sold	$ 1,248,084	$ 1,411,424	$ 2,320,520	$ 2,715,854

Selling, General and Administrative
General Insurance	$ 36,965	$ 38,436	$ 63,924	$ 55,171
Legal & Accounting	61,401	70,359	90,932	86,667
Meals & Entertainment	8,546	12,640	22,442	28,716
Office Expenses	33,525	50,683	90,241	132,192
Property Taxes	369	2,126	529	9,153
Rent	52,821	43,924	129,950	90,390
Telephone	22,468	26,758	49,107	52,066
Temp Services: Leased Employees	256,487	349,928	545,926	748,613

Total Selling, General and Administrative	$ 472,582	$ 594,854	$ 993,051	$ 1,202,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

-

BASIS OF PRESENTATION

The condensed consolidated financial statements have not been reviewed by our auditor due to our current inability to bring our account with them current for the previous services that they have provided.  We intend to correct this deficient filing in the future upon settlement of the issues involving our account balance with our auditors.  We will refile this report upon their review.  We are, therefore, not in compliance with Regulation SX Article 10(d) and this filing is deficient.  In all other respects, the condensed consolidated financial statements of Ideal Accents, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company’s Form 10K Annual Report and other filings with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company’s registrations with the SEC and the seasonal fluctuations of the business.  Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE B

-

FOREIGN CURRENCY TRANSLATION

The Company’s foreign operations in Toronto Ontario, Canada, are measured using the local currency as the functional currency.  Assets and liabilities are translated at exchange rates as of the balance sheet date.  Revenues, expenses and cash flows are translated at weighted average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity and comprehensive income.  Foreign currency transaction gains and losses are included in net income.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

NOTE C

-

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE D

-

COMMON STOCK TRANSACTIONS

During the period ended June 30, 2004, the Company issued the following shares in its common stock:

•

195,040 common shares to private placement subscribers raising an aggregated amount of $134,276

•

100,000 common shares to a services provider for services valued at $30,593

•

656,510 common shares to officers of the Company for services rendered during 2003 valued at $326,100

•

3,178,273 common shares to various note holders for reducing the Company’s debt obligation to them by $794,568

Additionally, during the period ended March 31, 2004, the Company exchanged 938,508 common shares for “exchangeable” shares held by shareholders of Ideal Accents Holdings, Inc., a wholly owned subsidiary of the Company.  These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares of Ideal.  As of March 31, 2004, the shareholders of Ideal Accents Holdings, Inc. have a total of 4,312,450 exchangeable shares that have not been exchanged for common shares in Ideal.

NOTE E

-

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2004, current liabilities exceed current assets by $1,437,453, and total liabilities exceed total assets by $2,439,155.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.  Management believes that the Company will file for Chapter 11 Bankruptcy protection within the next 30 days.  Management expects that if the Company files for Chapter 11 Bankruptcy protection the assets of the Company would be liquidated.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Introduction.  Ideal sells and installs a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Detroit (Ferndale) and Lansing, Michigan and Toronto (Scarborough), Ontario, Canada.

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

Results of Operations.  The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Sales.  Sales for the three months ended June 30, 2004 decreased by $503,900 or 24.03% to $1,593,100 from $2,097,000 for the three months ended June 30, 2003.  The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets.  The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased.  The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America).  Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor.  And the third factor was the change in new car lease terms offered by automotive leasing companies in 2004 that eliminated the inclusion of the price of new car accessories (including our products) as part of the price of the car for purposes of determining the amount of the lease financing.  Consequently, financing for auto accessories, in some cases, was not available to some lease customers.

Cost of Goods Sold-Material Costs.  Material costs for the three months ended June 30, 2004 was $712,800 or 44.74% of sales compared to $752,500 or 35.88% of sales for the three months ended June 30, 2003. The decrease in material costs was due to the decrease in sales. The increase in material costs as a percentage of sales occurred because sales were driven in part by pricing discounts to customers.

Cost of Goods Sold-Labor and Overhead.  Labor and Overhead costs for the three months ended June 30, 2004 was $535,300 or 33.60% of sales compared to $659,000 or 31.42% of sales for the three months ended June 30, 2003.  The decrease was primarily attributable to our reduction in labor cost for auto accessory installers as a response to lower sales and the consolidation of our Ann Arbor, Michigan installation center into our Ferndale, Michigan center.  The increase in labor and overhead costs as a percentage of sales occurred primarily because labor and overhead contained fixed costs which did not decrease as sales decreased.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2004 was $472,600 or 29.67% of sales compared to $594,900 or 28.37% of sales for the three months ended June 30, 2003.  The increase in selling, general and administrative expenses as a percentage of sales occurred because of two primary factors. The first factor was because of the conversion of a capital lease on one of the company’s properties to an operating lease.  Whereas the same installments under the capital lease were treated as principal and interest, these same installments are now treated as rental expense, a portion of which has had to be added to the selling, general and administrative expense. The second factor was because of the higher legal and accounting fees incurred in the final phase of our company’s going public process (Ideal first started trading on February 10, 2004 and had to submit its first audited financials as a publicly traded company on March 30, 2004).

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased by $10,000 to $41,000 during the three months ended June 30, 2004 from $51,000 for the three months ended June 30, 2003.  The decrease was primarily attributable to the conversion of a capital lease on one of the company’s properties to an operating lease.  However, this decrease was partially offset by the additional depreciating expense resulting from significant additions of fixed assets during the fourth quarter of 2003.

Interest Expense.  Interest expense for the three months ended June 30, 2004 increased by $11,300 to $72,600 from $61,300 for the three months ended June 30, 2003.  The increase in interest expense was due to the increase in receivables factored to accelerate the inflow of cash into the Company.  The increase in interest expense was partially offset by the conversion of a capital lease on one of the Company’s properties to an operating lease.

Provision for Income Taxes.  The provision for income taxes remained at zero for the three months ended June 30, 2004 as it did for the three months ended June 30, 2003 as the company had no net income to report in either period.

Net Income.  The net loss for the three months ended June 30, 2004 increased by $235,900 to a net loss of $(274,900) from a net loss of $(39,000) for the three months ended June 30, 2003 due to the factors discussed above.

Comprehensive Income (Loss).  The comprehensive loss for the three months ended June 30, 2004 was $9,200 lower than the net loss for the same period due to the translation gain on foreign currency used in the Company’s Canadian subsidiary operations.

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

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Sales.  Sales for the six months ended June 30, 2004 decreased by $894,900 or 22.97% to $3,001,500 from $3,896,400 for the six months ended June 30, 2003.  The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets.  The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased.  The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America).  Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor.  And the third factor was the change in new car lease terms offered by automotive leasing companies in 2004 that eliminated the inclusion of the price of new car accessories (including our products) as part of the price of the car for purposes of determining the amount of the lease financing.  Consequently, financing for auto accessories, in some cases, was not available to some lease customers.

Cost of Goods Sold-Material Costs.  Material costs for the six months ended June 30, 2004 was $1,319,200 or 43.95% of sales compared to $1,481,700 or 38.03% of sales for the six months ended June 30, 2003. The decrease in material costs was due to the decrease in sales. The increase in material costs as a percentage of sales occurred because sales were driven in part by pricing discounts to customers.

Cost of Goods Sold-Labor and Overhead.  Labor and Overhead costs for the six months ended June 30, 2004 was $1,001,300 or 33.36% of sales compared to $1,234,100 or 31.67% of sales for the six months ended June 30, 2003.  The decrease was primarily attributable to our reduction in labor cost for auto accessory installers as a response to lower sales and the consolidation of our Ann Arbor, Michigan installation center into our Ferndale, Michigan center.  The increase in labor and overhead costs as a percentage of sales occurred primarily because labor and overhead contained fixed costs which did not decrease as sales decreased.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2004 was $993,100 or 33.09% of sales compared to $1,203,000 or 30.87% of sales for the six months ended June 30, 2003.  The increase in selling, general and administrative expenses as a percentage of sales occurred because of two primary factors. The first factor was because of the conversion of a capital lease on one of the company’s properties to an operating lease.  Whereas the same installments under the capital lease were treated as principal and interest, these same installments are now treated as rental expense, a portion of which has had to be added to the selling, general and administrative expense. The second factor was because of the higher legal and accounting fees incurred in the final phase of our company’s going public process (Ideal first started trading on February 10, 2004 and had to submit its first audited financials as a publicly traded company on March 30, 2004).

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased by $14,800 to $83,000 during the six months ended June 30, 2004 from $97,800 for the six months ended June 30, 2003.  The decrease was primarily attributable to the conversion of a capital lease on one of the company’s properties to an operating lease.  However, this decrease was partially offset by the additional depreciating expense resulting from significant additions of fixed assets during the fourth quarter of 2003.

Interest Expense.  Interest expense for the six months ended June 30, 2004 decreased by $22,000 to $108,500 from $130,500 for the six months ended June 30, 2003.  The decrease in interest expense is due to the conversion of a capital lease on one of the company’s properties to an operating lease.  Whereas the same installments under the capital lease were treated as principal and interest, these same installments are now treated as rental expense – with no interest component.  The decrease was partially offset by an increase in receivables factored to accelerate the inflow of cash into the Company.

Provision for Income Taxes.  The provision for income taxes remained at zero for the six months ended June 30, 2004 as it did for the six months ended June 30, 2003 as the company had no net income to report in either period.

Net Income.  The net loss for the six months ended June 30, 2004 increased by $276,400 to a net loss of $(555,300) from a net loss of $(278,900) for the six months ended June 30, 2003 due to the factors discussed above.

Comprehensive Income (Loss). The comprehensive loss for the six months ended June 30, 2004 was $23,500 lower than the net loss for the same period due to the translation gain on foreign currency used in the Company’s Canadian subsidiary operations.

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

Capital Resources and Liquidity

Capital Resources.  Cash used in operations was $327,900 and $259,200 for the six months ended June 30, 2004 and 2003, respectively.  The increase in cash used in operations resulted primarily from an increase in net losses, accounts receivables and inventory and a decrease in accounts payables and accrued liabilities.

Cash used in investing activities was $16,100 and $7,100 for the three months ended June 30, 2004 and 2003, respectively.  The cash was used for purchases of property and equipment in the six months ended June 30, 2004 and 2003.

Cash flow provided from financing activities was $322,800 and $519,400 for the three months ended June 30, 2004 and 2003, respectively.  The sources of cash from financing activities included private placement investments and advances from a related party, officers and stockholders.  The uses of cash included repayment of debt.

Liquidity.  Ideal had a line of credit with Charter Bank with a maximum amount of $50,000, which was converted to a three-year term loan in November 2001.  The line of credit bore interest at 2% above Charter Bank’s prime rate (4% at June 30, 2004).  The line was secured by substantially all of the assets of Ideal Accents – Taylor and the personal guarantees of Joseph and Tamara O'Connor, Thomas Sullivan and George Welch.  The amounts outstanding on the bank obligation at June 30, 2004 and 2003 were $6,600 and $22,500, respectively.

Ideal had a line of credit with Citizen’s Bank with a maximum amount of $200,000, which was converted to a three-year term loan in October 2003.  The line of credit bore interest at 1% above Citizen’s prime rate (4% at June 30, 2004).  The line was secured by substantially all of the assets of TOE, Inc. and the personal guarantees of Joseph O’Connor, James Erickson and Thomas Sullivan.  The amounts outstanding on the bank obligation at June 30, 2004 and 2003 were $158,900 and 197,300, respectively.

Ideal has a line of credit with Royal Bank of Canada with a maximum amount of $164,600 at June 30, 2004.  This line of credit bears interest at 2.5% above the Royal Bank prime rate (4.25% at June 30, 2004).  The line is secured by substantially all of the assets of Somani Holdings, Inc. and the personal guarantees of Ayaz and Naseem Somani.  The amounts outstanding on the line of credit at June 30, 2004 and 2003 were $137,600 and 174,500, respectively.

As of June 30, 2004, Ideal and its subsidiaries were in compliance with all of the loan covenants pursuant to the respective loan agreements governing the above loans.

Inflation.  Ideal does not believe its operations have been materially affected by inflation.  Inflation is not expected to have a material future effect in the near term.

Recent Accounting Pronouncements.  There are no recently issued accounting standards that would have a material impact on the financial statements.

Plan of Operations for Next 12 Months.  Management’s plan to mitigate Ideal’s adverse financial condition is as follows:

Improve Liquidity:

•

Approach accredited investors and microcap capital sourcing firms for private placement moneys.

•

Factor additional receivables as needed.

•

Where possible, negotiate conversion of debt to equity with suppliers, professional services providers and related parties.

•

Where possible, negotiate a long-term pay out of debt to suppliers, professional services providers, equipment purchase financiers and the banks.

Cut Costs:

•

Continue consolidating our fixed location installation centers and shift reliance on mobile installation units (“MIUs”) to deliver our accessorization fulfillment.  In March 2004, the Company consolidated its Ann Arbor, Michigan center into its head-office Ferndale, Michigan center.  In July 2004, the Company consolidated its Troy, Michigan center into its Ferndale center.  Currently, the Company’s Lansing, Michigan center is also under review for consolidation into the Ferndale center.  The driving principles behind this consolidation is realigning the Company’s cost structure with its lower revenues (due to the “soft” market conditions) while maintaining market coverage through its cheaper MIU accessorization fulfillment strategy.

•

Continue reducing the head-count by assigning more functions to fewer corporate and installation center personnel, where overall service is not compromised or only marginally impacted.

Increase Revenues:

•

Continue developing our MIU capability, where installation services are provided at dealer site, not at installation center, and increase the Company’s market reach and revenue potential.

•

Where possible, acquire additional installation shops with equity.

In the event that we cannot resolve our going concern issues, the Company will most likely file for Chapter 11 Bankruptcy protection.  If we file for Chapter 11 Bankruptcy protection, our assets would be liquidated and we would be forced to cease operations.  Our shareholders would lose their investment.

Quantitative and Qualitative Disclosures of Market Risk.  Ideal is exposed to financial market risk resulting from changes in interest rates.  As a policy, Ideal does not engage in speculative or leveraging transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of Ideal's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.  As of June 30, 2004, all of Ideal's debt was fixed rate except for one line of credit with Royal Bank of Canada, where the interest rate is 2.5% above the bank's prime rate.  Ideal's long-term debt includes approximately $99.000 of capital lease obligations, and additional term and installment obligations of approximately $276,580.  While fluctuations in interest rates may affect the fair value of this debt, interest expense will not be affected due to the fixed interest rate of the notes and capital lease obligations.

Risk Factors

Going Concern Qualification. Our auditors have included a "going concern" qualification in their report to the effect that we have incurred a net loss of $555,306 for the six months  ended June 30, 2004 and that we have incurred substantial losses for each of the past two years. Our operating losses, and the fact that our current liabilities exceed our current assets by $1,437,453 and total liabilities exceed total assets by $2,439,155, raise substantial doubt as to our ability to continue as a going concern. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing and to implement any business acquisition. If we are unable to obtain additional financing and operate profitably, our shareholders will lose their investment and we will be required to file for Chapter 11 Bankruptcy protection.

Funding By Related Parties. We rely on loans from related parties, and personal guarantees by related parties of our debt, to maintain operations. These related parties include officers and directors of Ideal and companies they control. If these related parties stopped extending credit to Ideal, we may be unable to continue doing business and our shareholders will lose their investment. We have no assurance that these related parties will continue to extend credit.

PART II: OTHER INFORMATION

ITEM 1:

LEGAL PROCEEDINGS:

A claim against our subsidiary, Somani Holdings, Inc. was dismissed in 2003. At this time there are no other legal proceedings in which Ideal, or any one of Ideal's subsidiaries are a party.

ITEM 2:

CHANGES IN SECURITIES:

                  During the period ended June 30, 2004, the Company issued the following shares in its common stock:

•

195,040 common shares to private placement subscribers raising an aggregate amount of $134,276

•

100,000 common shares to a services provider for services valued at $30,593

•

656,510 common shares to officers of the Company for services rendered during 2003 valued at $326,100

•

3,178,273 common shares to various note holders for reducing the Company’s debt obligation to them by $794,568

Additionally, during the period ended March 31, 2004, the Company exchanged 938,508 common shares for “exchangeable” shares held by shareholders of Ideal Accents Holdings, Inc., a wholly owned subsidiary of the Company. These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares of Ideal.  As of March 31, 2004, the shareholders of Ideal Accents Holdings, Inc. have a total of 4,312,450 exchangeable shares that have not been exchanged for common shares in Ideal.

As of June 30, 2004, Ideal has 15,036,586 shares of its common stock outstanding.

ITEM 3:

DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:

OTHER INFORMATION:

                  None.

ITEM 6:

EXHIBITS & REPORTS:

Exhibits

(a)

31.1  Certification of Chief Executive Officer

31.2  Certification of Chief Financial Officer

32.1  Certification of Chief Executive Officer

32.2  Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 24, 2004

/s/  Karim Suleman

Karim  Suleman

Executive Vice President