Form 10QSB/A
period 2004-06-30
IDEAL ACCENTS INC
filed 2004-10-13
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Class

Outstanding As of June 30, 2004

Common Stock $ .001 par value

15,036,586

.

PART I: FINANCIAL INFORMATION

FINANCIAL REPORTS
AT
JUNE 30, 2004

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheets at June 30, 2004 (Unaudited)

  and December 31, 2003

2

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the

  Six Months Ended June 30, 2004 and 2003 (Unaudited) and for the Year

  Ended December 31, 2003

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

  for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)

4

Consolidated Statements of Cash Flows for the Six Months Ended

  June 30, 2004 and 2003 (Unaudited)

5

Notes to Consolidated Financial Statements

6-8

- - - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

  on Consolidated Supplementary Information

i

Consolidated Supplementary Schedules of Cost of Goods Sold and

  General and Administrative Expenses for the Three and Six Months Ended

  June 30, 2004 and 2003 (Unaudited)

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ideal Accents, Inc. and Subsidiaries

(A Florida Corporation)

Miami, Florida

We have reviewed the accompanying interim consolidated balance sheet of Ideal Accents, Inc. and Subsidiaries as of June 30, 2004, the related interim consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the related interim consolidated statements of changes in stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2004 and 2003.  These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with the accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note E to the interim consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this matter also are described in Note F.  The interim consolidated financial statements do not include any adjustments that result from the outcome of this uncertainty.

Rotenberg & Co., LLP

Rochester, New York

  August 13, 2004; Except for

  Note G which is dated

  October 13, 2004

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31,
	2004	2003

ASSETS

Current Assets
Cash and Cash Equivalents	$ 13,275	$ 11,016
Accounts Receivable - Net of Allowance for Doubtful Accounts	500,850	662,328
Inventory - Net of Valuation Allowance	417,567	437,674
Prepaid Expenses and Other Current Assets	26,809	16,338

Total Current Assets	958,501	1,127,356

Property and Equipment - Net of Accumulated Depreciation	280,173	326,646

Intangible Assets - Net of Accumulated Amortization	52,460	72,797

Other Assets	22,076	19,559

Total Assets	$ 1,313,210	$ 1,546,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 1,806,589	$ 1,843,344
Lines of Credit	137,649	158,404
Notes and Capital Leases Payable - Due Within One Year	211,230	656,444
Accrued Payroll	94,597	400,789
Due to Related Party - Due Within One Year	104,475	104,475
Accrued Liabilities and Other Current Liabilities	41,414	79,317

Total Current Liabilities	2,395,954	3,242,773

Due to Related Party - Due After One Year	1,037,761	1,196,312
Notes and Capital Leases Payable - Due After One Year	164,350	213,018
Subscriptions Payable	—	56,112
Notes Payable - Officers/Stockholders	154,300	29,200

Total Liabilities	3,752,365	4,737,415

Stockholders' Equity (Deficit)
Common Stock	15,037	9,969
Additional Paid-In Capital	1,338,004	59,413
Retained Earnings (Deficit)	(3,654,867)	(3,099,561)
Accumulated Comprehensive Income (Loss)	(137,329)	(160,878)

Total Stockholders' Equity (Deficit)	(2,439,155)	(3,191,057)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,313,210	$ 1,546,358

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

					Accumulated		Total
	Number		Additional	Retained	Comprehensive		Stockholders'
	of	Common	Paid-In	Earnings	Income	Treasury	Equity
	Shares	Stock	Capital	(Deficit)	(Loss)	Stock	(Deficit)

Balance - January 1, 2003	9,968,255	$ 9,969	$ 59,493	$(1,866,945)	$ (4,973)	$(1,000)	$(1,803,456)

Net Income (Loss) for the Period Ended	—	—	—	(278,908)	—	—	(278,908)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(99,099)	—	(99,099)

Balance - June 30, 2003 (Unaudited)	9,968,255	9,969	59,493	(2,145,853)	(104,072)	(1,000)	(2,181,463)

Discontinued Operations	—	—	(80)	—	—	1,000	920

Net Income (Loss) for the Period Ended	—	—	—	(953,708)	—	—	(953,708)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(56,806)	—	(56,806)

Balance - December 31, 2003	9,968,255	9,969	59,413	(3,099,561)	(160,878)	—	(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	—	40,000

Common Stock Issued in Exchange for Services Rendered	100,000	100	30,493	—	—	—	30,593

Common Stock Issued in Exchange of Debt	3,834,783	3,835	1,116,835	—	—	—	1,120,670

Common Stock Issued in Exchange of Stock Subscriptions	145,040	145	92,251	—	—	—	92,396

Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)	—	—	—	—

Net Income (Loss) for the Period Ended	—	—	—	(555,306)	—	—	(555,306)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	23,549	—	23,549

Balance - June 30, 2004 (Unaudited)	15,036,586	$ 15,037	$ 1,338,004	$(3,654,867)	$(137,329)	$ —	$(2,439,155)

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Three Months Ended June 30,	2004	2003	2004	2003

Sales	$ 1,593,052	$ 2,096,966	$ 3,001,480	$ 3,896,384

Cost of Goods Sold	1,248,084	1,411,424	2,320,520	2,715,854

Gross Profit	344,968	685,542	680,960	1,180,530

Operating Expenses
Advertising and Promotion	33,584	17,303	51,758	28,198
Selling, General and Administrative	472,582	594,854	993,051	1,202,968
Depreciation and Amortization	40,987	51,020	82,956	97,746
Interest	72,627	61,308	108,501	130,478

Total Operating Expenses	619,780	724,485	1,236,266	1,459,390

Income (Loss) From Continuing Operations Before Provision for Taxes	(274,812)	(38,943)	(555,306)	(278,860)

Provision for Taxes	—	—	—	—

Income (Loss) from Continuing Operations	(274,812)	(38,943)	(555,306)	(278,860)

Income (Loss) from Discontinued Operations - Net of Applicable Taxes	—	(25)	—	(48)

Net Income (Loss)	$ (274,812)	$ (38,968)	$ (555,306)	$ (278,908)

Comprehensive Income (Loss)
Foreign Currency Translation	9,187	(3,441)	23,549	(99,099)

Comprehensive Income (Loss)	$ (265,625)	$ (42,409)	$ (531,757)	$ (378,007)

Income (Loss) Per Common Share -
Basic	$ (0.04)	$ (0.01)	$ (0.08)	$ (0.05)
Diluted	$ (0.04)	$ (0.01)	$ (0.08)	$ (0.05)

Weighted Average Number of
Common Shares Outstanding -
Basic	7,042,618	5,218,774	6,631,405	5,218,774
Diluted	7,042,618	5,218,774	6,631,405	5,218,774

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended June 30,	2004	2003

Cash Flows from Operating Activities
Net Income (Loss) for the Year	$ (555,306)	$ (278,908)

Non-Cash Adjustments:
Depreciation and Amortization	82,956	97,746
Common Stock Issued in Exchange for Services Rendered	22,945	—

Changes in Assets and Liabilities
Accounts Receivable	161,478	(147,531)
Inventory	20,107	(49,011)
Prepaid Expenses and Other Current Assets	(2,823)	27,687
Other Assets	(2,517)	(37,316)
Accounts Payable	(36,755)	29,562
Accrued Payroll	19,908	36,710
Accrued Liabilities and Other Current Liabilities	(37,903)	61,862

Net Cash Flows from Operating Activities	(327,910)	(259,199)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(16,146)	(7,140)

Net Cash Flows from Investing Activities	(16,146)	(7,140)

Cash Flows from Financing Activities
Repayment of Lines of Credit	(20,755)	(12,613)
Proceeds from (Repayment of) Notes and Capital Leases Payable	(99,312)	220,459
Proceeds from (Repayment of) Notes Payable - Officers/Stockholders	125,100	(79,592)
Proceeds from Issuance of Stock Subscriptions	36,284	—
Proceeds from Due to Related Party	241,449	391,128
Proceeds from Issuance of Common Stock	40,000	—

Net Cash Flows from Financing Activities	322,766	519,382

Effect of Exchange Rate Changes
on Cash and Cash Equivalents	23,549	(250,374)

Net Change in Cash and Cash Equivalents	2,259	2,669

Cash and Cash Equivalents - Beginning of Period	11,016	3,592

Cash and Cash Equivalents - End of Period	$ 13,275	$ 6,261

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common Stock Issued in Exchange for Services Rendered	30,593	—
Common Stock Issued in Exchange of Debt	1,120,670	—
Common Stock Issued in Exchange of Stock Subscriptions	92,396	—
Common Stock Issued in Exchange for Exchangeable Shares	938	—

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 84,100	$ 48,005
Taxes	$ —	$ (6,421)

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -

Basis of Presentation

The condensed consolidated financial statements of Ideal Accents, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company’s Form 10K Annual Report, and other filings with the SEC.

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

- # -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -

Common Stock Transactions

During the quarter ended March 31, 2004, the Company issued 656,510 of common stock to officers of the Company for services rendered during 2004 in the amount of $326,100.

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

On April 15, 2004, the Company issued 145,040 of common stock to holders of outstanding stock subscriptions in the amount of $92,396.  The terms of the stock subscriptions were based on issuance of common stock at the price of the average of the first twenty day trading closing prices of the Corporation’s common shares on the OTC-BB less a 20% discount, payable within ten days following the first twenty days of trading of the Corporation’s common stock on the OTC-BB.

The Company issued 1,578,273 of common stock in exchange of debt in the amount of $394,570 on June 30, 2004.  Also on June 30, 2004, the Company issued 1,600,000 of the common stock to AVG (OEAM) Inc. in exchange of debt in the amount of $400,000.  Several principal shareholders of the Company are also principal shareholders of AVG (OEAM) Inc.

Note E -

Other Matters

During the quarter the Company closed operations in Ann Arbor, Taylor and Troy.

Note F -

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

Note G -

Subsequent Event

As of October 13, 2004, the Company petitioned the court for protection under Chapter 11 Bankruptcy law.  The future outcome and it’s impact on the financial statements cannot be quantified at this time.

- # -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED

  SUPPLEMENTARY INFORMATION

Ideal Accents, Inc. and Subsidiaries

(A Florida Corporation)

Miami, Florida

Our report on our review of the interim consolidated financial statements of Ideal Accents, Inc. and Subsidiaries for the period ended June 30, 2004 and 2003 appears on page 1.  That review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.  The information included in the accompanying supplementary schedules is presented only for supplementary analysis purposes.  Such information has been subjected to the inquiry and analytical procedures applied in the review of the consolidated financial statements and we are not aware of any material modifications that should be made thereto.

Rotenberg & Co., LLP

Rochester, New York

August 13, 2004

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED SUPPLEMENTARY SCHEDULES (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
For the Three Months Ended June 30,	2004	2003	2004	2003

Cost of Goods Sold
Delivery Gas and Maintenance	$ 31,653	$ 26,589	$ 60,059	$ 60,557
Materials and Supplies	712,799	752,461	1,319,224	1,481,716
Other Expenses	19,985	11,291	29,244	22,285
Shop Maintenance	7,280	13,339	20,726	24,130
Temp Services: Leased Employees	463,525	594,253	853,425	1,089,403
Utilities	12,842	13,491	37,842	37,763

Total Cost of Goods Sold	$ 1,248,084	$ 1,411,424	$ 2,320,520	$ 2,715,854

Selling, General and Administrative
General Insurance	$ 36,965	$ 38,436	$ 63,924	$ 55,171
Legal & Accounting	61,401	70,359	90,932	86,667
Meals & Entertainment	8,546	12,640	22,442	28,716
Office Expenses	33,525	50,683	90,241	132,192
Property Taxes	369	2,126	529	9,153
Rent	52,821	43,924	129,950	90,390
Telephone	22,468	26,758	49,107	52,066
Temp Services: Leased Employees	256,487	349,928	545,926	748,613

Total Selling, General and Administrative	$ 472,582	$ 594,854	$ 993,051	$ 1,202,968

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

Plan of Operations for Next 12 Months.  Given the dire financial condition the Company is in, we have sought to substantively re-organize the Company and its subsidiaries under a Chapter 11 Bankruptcy Filing.  The Filing was made on October 13, 2004.  The re-organization plan will possibly include the liquidation of assets, the divesting of certain subsidiaries, and a merger with a merger-partner.

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

Risk Factors

Going Concern Qualification. Our auditors have included a "going concern" qualification in their report to the effect that we have incurred a net loss of $555,306 for the six months ended June 30, 2004 and that we have incurred substantial losses for each of the past two years. Our operating losses, and the fact that our current liabilities exceed our current assets by $1,437,453 and total liabilities exceed total assets by $2,439,155, raise substantial doubt as to our ability to continue as a going concern. In addition, the existence of the "going concern" qualification in our auditor's report will make it more difficult for us to obtain additional financing and to implement any business acquisition.  Our Chapter 11 Filing will make it even more so difficult to obtain financing to continue as a going concern.

Funding By Related Parties. We rely on loans from related parties, and personal guarantees by related parties of our debt, to maintain operations. These related parties include officers and directors of Ideal and companies they control. If these related parties stopped extending credit to Ideal, we may be unable to continue doing business and our shareholders will lose their investment. In light of our Chapter 11 Filing, we do not expect these related parties to continue extending credit.

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

Dated: October 13, 2004

 /s/ Karim Suleman

_______________________

Karim  Suleman

Executive Vice President

216484