Form 10QSB
period 2004-09-30
IDEAL ACCENTS INC
filed 2004-11-19
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

50 Tiffield Rd., Unit 1, Scarborough, Ontario M1V 5B7

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (416) 435-6867

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

Class

Outstanding As of September 30, 2004

Common Stock $ .001 par value

15,563,252

.

PART I: FINANCIAL INFORMATION

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2004

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at September 30, 2004 (Unaudited)

  and December 31, 2003

1

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the

  Nine Months Ended September 30, 2004 and 2003 (Unaudited) and for the Year

  Ended December 31, 2003

2

Consolidated Statements of Operations and Comprehensive Income (Loss)

  for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

3

Consolidated Statements of Cash Flows for the Nine Months Ended

  September 30, 2004 and 2003 (Unaudited)

4

Notes to Consolidated Financial Statements

5-8

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003

ASSETS

Current Assets
Cash and Cash Equivalents	$ 13,488	$ 11,016
Accounts Receivable - Net of Allowance for Doubtful Accounts	56,300	662,328
Inventory - Net of Valuation Allowance	103,400	437,674
Prepaid Expenses and Other Current Assets	2,175	16,338

Total Current Assets	175,363	1,127,356

Property and Equipment - Net of Accumulated Depreciation	96,750	326,646

Intangible Assets - Net of Accumulated Amortization	—	72,797

Other Assets	22,050	19,559

Total Assets	$ 294,163	$ 1,546,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 1,691,982	$ 1,843,344
Lines of Credit	129,814	158,404
Notes and Capital Leases Payable - Due Within One Year	356,945	656,444
Accrued Payroll	83,395	400,789
Due to Related Party - Due Within One Year	132,058	104,475
Accrued Liabilities and Other Current Liabilities	187,293	79,317

Total Current Liabilities	2,581,487	3,242,773

Due to Related Party - Due After One Year	1,042,695	1,196,312
Notes and Capital Leases Payable - Due After One Year	—	213,018
Subscriptions Payable	—	56,112
Notes Payable - Officers/Stockholders	70,831	29,200

Total Liabilities	3,695,013	4,737,415

Stockholders' Equity (Deficit)
Common Stock	15,563	9,969
Additional Paid-In Capital	1,390,144	59,413
Retained Earnings (Deficit)	(4,641,667)	(3,099,561)
Accumulated Comprehensive Income (Loss)	(164,890)	(160,878)

Total Stockholders' Equity (Deficit)	(3,400,850)	(3,191,057)

Total Liabilities and Stockholders' Equity (Deficit)	$ 294,163	$ 1,546,358

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

					Accumulated		Total
	Number		Additional	Retained	Comprehensive		Stockholders'
	of	Common	Paid-In	Earnings	Income	Treasury	Equity
	Shares	Stock	Capital	(Deficit)	(Loss)	Stock	(Deficit)

Balance - January 1, 2003	9,968,255	$ 9,969	$ 59,493	$(1,866,945)	$ (4,973)	$(1,000)	$(1,803,456)

Net Income (Loss) for the Period Ended	—	—	—	(427,952)	—	—	(427,952)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(99,099)	—	(99,099)

Balance - September 30, 2003 (Unaudited)	9,968,255	9,969	59,493	(2,294,897)	(104,072)	(1,000)	(2,330,507)

Discontinued Operations	—	—	(80)	—	—	1,000	920

Net Income (Loss) for the Period Ended	—	—	—	(804,664)	—	—	(804,664)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(56,806)	—	(56,806)

Balance - December 31, 2003	9,968,255	9,969	59,413	(3,099,561)	(160,878)	—	(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	—	40,000

Common Stock Issued in Exchange for Services Rendered	626,666	626	82,633	—	—	—	83,259

Common Stock Issued in Exchange of Debt	3,834,783	3,835	1,116,835	—	—	—	1,120,670

Common Stock Issued in Exchange for Stock Subscriptions	145,040	145	92,251	—	—	—	92,396

Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)	—	—	—	—

Net Income (Loss) for the Period Ended	—	—	—	(1,542,106)	—	—	(1,542,106)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(4,012)	—	(4,012)

Balance - September 30, 2004	15,563,252	$ 15,563	$ 1,390,144	$(4,641,667)	$(164,890)	$ —	$(3,400,850)

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Sales	$ 1,451,355	$ 2,124,710	$ 4,452,835	$ 6,021,094

Cost of Goods Sold	1,374,138	1,426,580	3,694,658	4,142,434

Gross Profit	77,217	698,130	758,177	1,878,660

Operating Expenses
Advertising and Promotion	8,636	13,665	60,394	41,863
Asset Impairment Writedown	213,218	—	213,218	—
Selling, General and Administrative	733,509	669,892	1,726,560	1,872,908
Depreciation and Amortization	41,261	40,862	124,217	138,608
Impairment of Goodwill	21,013	—	21,013	—
Interest Expense	46,380	119,855	154,881	250,333

Total Operating Expenses	1,064,017	844,274	2,300,283	2,303,712

Income (Loss) From Operations Before Provision for Taxes	(986,800)	(146,144)	(1,542,106)	(425,052)

Provision for Taxes	—	2,900	—	2,900

Net Income (Loss)	(986,800)	(149,044)	(1,542,106)	(427,952)

Comprehensive Income (Loss)
Foreign Currency Translation	(27,561)	(80,076)	(4,012)	(179,175)

Comprehensive Income (Loss)	$(1,014,361)	$ (229,120)	$(1,546,118)	$ (607,127)

Income (Loss) Per Common Share -
Basic	$ (0.10)	$ (0.03)	$ (0.19)	$ (0.08)
Diluted	$ (0.10)	$ (0.03)	$ (0.19)	$ (0.08)

Weighted Average Number of
Common Shares Outstanding -
Basic	10,598,481	5,218,774	7,963,416	5,218,774
Diluted	10,598,481	5,218,774	7,963,416	5,218,774

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2004	2003

Cash Flows from Operating Activities
Net Income (Loss)	$(1,542,106)	$(427,952)
Non-Cash Adjustments
Asset Impairment Writedown	213,218	—
Bad Debt	415,655	—
Depreciation and Amortization	124,217	138,608
Common Stock Issued in Exchange for Services Rendered	83,259	—
Inventory Impairment Writedown	288,183	—
Impairment of Goodwill	21,013	—
Changes in Assets and Liabilities
Accounts Receivable	190,373	(109,181)
Inventory	46,091	(91,046)
Prepaid Expenses and Other Current Assets	(4,287)	42,713
Other Assets	(21,389)	(90,652)
Accounts Payable	(151,362)	95,371
Accrued Payroll	8,706	4,665
Accrued Liabilities and Other Current Liabilities	107,976	84,113

Net Cash Flows from Operating Activities	(220,453)	(353,361)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(18,407)	(2,404)

Net Cash Flows from Investing Activities	(18,407)	(2,404)

Cash Flows from Financing Activities
Repayment of Lines of Credit	(28,590)	(24,546)
Repayment of Notes and Capital Leases Payable	(117,947)	284,758
Proceeds from (Repayment of) Notes Payable - Officers/Stockholders	41,631	(79,592)
Proceeds from Issuance of Stock Subscriptions	36,284	—
Proceeds from Due to Related Party	273,966	360,737
Proceeds from Issuance of Common Stock	40,000	—

Net Cash Flows from Financing Activities	245,344	541,357

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,012)	(184,919)

Net Change in Cash and Cash Equivalents	2,472	673

Cash and Cash Equivalents - Beginning of Period	11,016	3,592

Cash and Cash Equivalents - End of Period	$ 13,488	$ 4,265

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common Stock Issued in Exchange for Services Rendered	82,633	—
Common Stock Issued in Exchange of Debt	1,120,670	—
Common Stock Issued in Exchange of Stock Subscriptions	92,396	—
Common Stock Issued in Exchange for Exchangeable Shares	938	—

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 154,881	$ 217,710
Taxes Paid	$ —	$ 2,900

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

Note E -

Impairment of Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 and 2003 are as follows:

September 30,	2004	2003

Balance at Beginning of Year	$ 21,013	$ 53,953
Impairment of Goodwill	(21,013)	—

Balance at End of Year	$ —	$ 53,953

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  Due to the Company’s filing of Chapter 11 bankruptcy on October 13, 2004 (Note H), the remaining balance of goodwill was impaired at September 30, 2004.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -

Asset Impairment Writedown

Due to the Company’s filing of Chapter 11 bankruptcy (Note H), the following assets were written down to fair value based on prices for similar assets:

September 30,	2004	2003

Inventory	$ 288,183	$ —
Fixed Assets	154,592	—
Intangible Assets	21,278	—
Other Assets	37,348	—
	$ 501,401	$ —
Less: Inventory Writedown (Included in Cost of Goods Sold)	(288,183)	—

Total Asset Impairment Writedown (Included in Operating Expenses)	$ 213,218	$ —

Note G -

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2004, current liabilities exceed current assets by $2,406,124, and total liabilities exceed total assets by $3,400,850. On October 13, 2004, the Company filed for Bankruptcy protection (Note H).

In view of these matters, the Company has recorded impairment losses on substantially all of its assets as of September 30, 2004 to reflect realizable value upon liquidation.

Note H -

Subsequent Event

On October 13, 2004, the Company, filed a voluntary petition under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).  The Company has had continued shortfalls in revenues cash flows from operating and has been unable to obtain financing.  The outstanding debt owed to Citizen’s Bank was purchased by Ideal Auto Restyling.  The Company took action to alleviate that debt by voluntarily surrendering assets of two U.S. Subsidiaries to Ideal Auto Restyling, in full satisfaction of amounts owing by the two U.S. Subsidiaries and for a release and discharge of Ideal Auto Restyling’s liens on assets of the two U.S. Subsidiaries.

In addition, on October 8, 2004, the Company ceased all U.S. operations.  Since the “voluntary surrender” of the U.S. Subsidiaries’ assets, the Canadian Subsidiaries continue to operate at a loss but the core business operations, Somani Holding, Inc., remain a viable enterprise.  Due to the apparent insolvency of the Debtor, the possible de-listing of the Company’s stock from the OTC Bulletin Board, and an attempt to reduce secured loan obligations, the Company was concerned that, among other things, Canadian insolvency laws might require commencement of a Canadian insolvency proceeding or that Canadian creditors might commence involuntary proceedings.  For these reasons, among others, the Company commenced the Chapter 11 proceeding in order to preserve any remaining value and to prevent a race by creditors to foreclose on such remaining property and to investigate whether potential causes of action exist as to certain pre-petition transfers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2004 AND 2003

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

Introduction.  Ideal sells and installs a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Toronto (Scarborough), Ontario, Canada.

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

Events Leading to Chapter 11 Filing.  On October 13, 2004, Ideal filed a voluntary petition under chapter 11 of title 11 of the United States Code with the U.S. Bankruptcy Court of the Southern District of New York.  The assigned case number is 04-16632.

During the previous two years, Ideal and its Subsidiaries operated at a significant loss.  On a consolidated basis, in 2002, Ideal incurred losses of $1,235,251 on sales of $8,773,668; and in 2003, Ideal incurred losses of $1,388,521 on sales of $7,573,344.  Ideal also incurred one-time costs associated with the registration of its shares and its commencement of trading on the OTC Bulletin Board.  Ideal’s objective for 2004 was to achieve consolidated annualized sales of up to $12,500,000 and a positive bottom line through a growth strategy that included the acquisition of owner-operated installation shops.

Ideal was unable to achieve its intended results due in part to a slowdown in the automotive industry over the last eighteen months.  This industry-wide slowdown caused Ideal to revise its projected sales goals, acquisition strategy, and projected earnings.  Accordingly, Ideal’s plan to meet operating and financing needs for July 2004 – December 2004 was to seek alternate sources of equity and debt financing to support operations.  Ideal’s principal stockholders had extended short-term loans to certain of the Subsidiaries.  As an additional source of short-term funding, the Subsidiaries sold certain accounts receivable at a discount from their face value to a receivables “factoring” company.  Due to continued shortfalls in revenue and an inability to obtain financing, beginning in the summer of 2004, Ideal and its Subsidiaries began experiencing financial difficulties.  Cost cutting measures were implemented, including consolidating our Troy, Michigan facility into our Ferndale, Michigan facility.  On September 30, 2004, Ideal had only two operating facilities remaining: one in Ferndale, Michigan; the other in Scarborough, Ontario.

From June 30, 2004 to September 30, 2004, Ideal’s assets declined from $1,313,210 to $294,163 primarily due to significant declines in accounts receivable and inventory.  The decline in accounts receivable was attributed both to reductions in Ideal’s business and significantly greater factoring of receivables necessitated by its liquidity needs.  The decline in inventory was attributed to Ideal’s inability to maintain substantial inventories with its financial resources.  The September 30, 2004 balance sheet also reflected negative working capital of $2,406,000 and total stockholders deficit in excess of $3,400,000.  The latter amount included related-party indebtedness of approximately $1,000,000, the major portion of this indebtedness owing to AVG (OEAM), Inc.

In September 2004, two of Ideal’s U.S. Subsidiaries, Ideal Accents Inc. (Ferndale) and T.O.E., Inc., both operating out of the Ferndale, Michigan facility, were notified by Citizens Bank that they were in default of a certain indebtedness that had an outstanding principal balance of approximately $230,000.00.  In response, Ideal decided to surrender specified assets at the Ferndale facility in exchange for a release and discharge of Citizens Bank’s liens on assets of the two U.S. Subsidiaries.  These assets were surrendered on October 8, 2004.  The Ferndale operating facility was shut down shortly thereafter.  Currently, Ideal has only one operating facility remaining in Scarborough, Ontario.

Due to the apparent insolvency of Ideal, the possible de-listing of Ideal’s stock from the OTC Bulletin Board, and an attempt to reduce secured loan obligations, Ideal was concerned that, among other things, Canadian insolvency laws might require commencement of a Canadian insolvency proceeding or that Canadian creditors might commence involuntary proceedings.  For these reasons, among others, Ideal commenced this Chapter 11 proceeding in order to preserve the estate’s value and to prevent a race by creditors to foreclose on estate property.

Chapter 11 Progress.  We expect to file the Disclosure Statement and the Draft Plan to the court by November 30, 2004.  The Initial Case Conference and the 341 Meeting of Creditors have already been scheduled.  Barring any significant objections, we expect approval on the Disclosure Statement and confirmation on the Draft Plan by March 31, 2005.

Recent Accounting Pronouncements.  There are no recently issued accounting standards that would have a material impact on the financial statements.

Plan of Operations for Next 12 Months.  An important objective of our Plan is to emerge from Chapter 11 with a fiscally sound company.  A key element in this Plan supporting this objective will be to negotiate a merger with a Merger-Partner that would add significant value to Ideal’s top and bottom lines.

Risk Factors

Going Concern Qualification.  Filing a Chapter 11 Plan does not in any way assure Ideal’s survival.  It simply provides Ideal a chance to reorganize itself so as to give it a chance to continue as a going concern.  However, Ideal’s emergence from Chapter 11 itself is contingent upon a number of factors.  Two of these are discussed below.

Securing DIP Loan.  Ideal will incur administrative expenses while in the Chapter 11 process.  Its ability to pay for these expenses will depend on securing a Debtor-In-Possession (“DIP”) loan.  To date, it has not secured such a loan.  If Ideal is not able to secure such a loan, it may never emerge from the bankruptcy proceeding and our shareholders will lose their entire investment.

Securing Merger-Partner.  To place Ideal on a fiscally sound footing when it emerges from Chapter 11 will require that it successfully negotiate a merger with a Merger-Partner that is financially sound itself.  If Ideal does not succeed in negotiating such a merger, the public company maintenance costs will be too high for its remaining operating entity in Scarborough, Ontario to sustain and, therefore, will have no choice but to file a straight Chapter 7 liquidation plan, in which event our shareholders will lose their entire investment.

PART II: OTHER INFORMATION

ITEM 1:

LEGAL PROCEEDINGS:

At this time there are several creditor claims related proceedings in which Ideal, or one of Ideal's subsidiaries are a party.

ITEM 2:

CHANGES IN SECURITIES:

                  During the period ended September 30, 2004, the Company issued the following shares in its common stock:

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

•

656,510 common shares to officers of the Company for services rendered during 2003 valued at $326,100

•

3,178,273 common shares to various note holders for reducing the Company’s debt obligation to them by $794,568

•

200,000 common shares to a services provider for services valued at $20,000

•

160,000 common shares to a services provider for services valued at $16,000

•

50,000 common shares to a services provider for services valued at $5,000

•

16,666 common shares to a services provider for services valued at $1,666

•

100,000 common shares to a services provider for services valued at $10,000

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

As of September 30, 2004, Ideal has 15,563,252 shares of its common stock outstanding.

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

Dated: November 19, 2004

/s/  Karim Suleman

Karim  Suleman

Executive Vice President