Form 10KSB
period 2004-12-31
IDEAL ACCENTS INC
filed 2005-04-20
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2004, or

[    ]         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-50427

IDEAL ACCENTS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0888156
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

50 Tiffield Rd., Unit 1Scarborough, Ontario M1V 5B7

(Address of principal executive offices) (Zip Code

)

(416) 904-1677

Registrant's telephone number, including area code: (416) 904-1677

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

[    ]

State issuer's revenues for its most recent fiscal year: $4,914,072.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 15, 2005, was approximately $161,134 based upon the closing price of the issuer's Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April115, 2005, 15,563,252 shares of the issuer's Common Stock were outstanding. No documents are incorporated by reference into this Form 10-KSB.

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our installation services, products, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.   Without limiting the foregoing, the words "believes, " "anticipates, " "expects, " "intends, " "projects, " or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II., Item 6, "Management's Discussion and Analysis—Risk Factors, " and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

Item 1.  Description of Business.

In this report, the terms "Ideal", "Company," "we," "us" and "our" refer to Ideal Accents, Inc. The term "Common Stock " refers to the Company's Common Stock, par value $0.001 per share.  Ideal conducted business through its wholly-owned operating subsidiaries which include four Detroit, Michigan based companies and two Toronto, Ontario, Canada based companies during the first nine months of 2004. These companies were: Ideal Accents Inc. (Ferndale), Ideal Accents Inc. (Ann Arbor), Ideal Accents Inc. (Taylor), T.O.E., Inc. (Troy), Somani Holdings, Inc., and AutoFun Canada, Inc. In December 2003, Ideal Accents Inc. (Ferndale) dissolved its wholly owned subsidiary, JTM, Inc., which did business under the name, "Motor City Sunroof”.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS.  On October 13, 2004 (the “Petition Date”), Ideal Accents, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New York (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Prior to the Petition Date, the Company’s subsidiaries engaged primarily in the business of accessorizing cars and trucks at the new vehicle dealer level, one Canadian subsidiary provides automotive accessorizing related consulting services.

A typical business transaction proceeded as follows:  (i) a new vehicle dealer offered Ideal’s accessories to its customer at the point of sale; (ii) the new vehicle dealer’s customer selected and Ideal add-on option(s) to be installed on the newly purchased vehicle; (iii) Ideal would then pick up the vehicle from the dealer or send a mobile installation unit to the dealer; (iv) Ideal would install the add-on option(s) and deliver the vehicle back to the dealer; and (v) the new vehicle dealer would then deliver the vehicle to the customer.  In most instances, therefore, Ideal’s direct client was the new vehicle dealer.

Ideal sought to become the premier North American automotive aftermarket accessorizer at the new vehicle dealer level through a growth strategy that included consolidating the highly fragmented industry into a branded network of installation shops and mobile installation units.

Ideal Accents, Inc. is a holding company whose primary asset includes the stock of its wholly owned U.S. and Canadian subsidiaries (the “Subsidiaries”).

The U.S. Subsidiary Operations – incorporated under the laws of the State of Michigan – included four wholly-owned Subsidiaries:  (i) Ideal Accents, Inc.(Ferndale) (JTM, Inc. d/b/a Motor City Sunroof); (ii) Ideal Accents Inc. (Ann Arbor); (iii) Ideal Accents, Inc.(Taylor); and (iv) T.O.E., Inc.  In the Detroit market, these Subsidiaries, at their peak, serviced up to 78% of the new vehicle dealers.  Prior to the Petition Date, operations of all four U.S. Subsidiaries were consolidated into the Ferndale location, and, as explained below, assets were transferred to a senior secured creditor in return for the forgiveness of certain debt.  On January 5, 2005, Ideal Accents, Inc. (Ferndale) and T.O.E., Inc. filed Voluntary Chapter 11 Petitions.

The Canadian Subsidiary Operations – incorporated under the laws of Canada – include two wholly-owned Subsidiaries:  (i) Ideal Accents (Nova Scotia Company); and (ii) Ideal Accents Holdings, Inc. (Somani Holdings, Inc. (d/b/a/ Automotive Sunroof Company) and AutoFun Canada, Inc.).  In the Toronto market, these Subsidiaries, at their peak, serviced up to 40% of the new vehicle dealers.

The Subsidiaries were authorized by leading tier one suppliers to Original Equipment Manufacturers (“OEM”s) like General Motors, Ford and Toyota to sell and install their accessory products on vehicles in the aftermarket.  The Subsidiaries maintained installation shops in the Metro Detroit and Lansing, Michigan, areas and in the Metro Toronto area (Ontario, Canada).  In addition to these shops, the Subsidiaries employed Mobile Installation Units, which offered dealers fast, efficient installation service of some of Ideal’s products right on-site.  The Subsidiaries direct client, in most instances, was the dealer and the Subsidiaries were paid by the dealer.  The Subsidiaries’ product line included styling accessories (sunroofs, leather seats, wood dashes, wheels, spoilers, ground effects, etc.), vehicle electronics (keyless entry, remote starters, vehicle tracking systems, GPS navigation systems, TVs, VCRs, DVDs, CD Changers, etc.) and performance enhancement parts (exhaust systems, etc.).  The Subsidiaries accessorizing services, therefore, addressed the styling and functional needs of new vehicle buyers and covered most vehicle makes and models.

The following discussion is applicable to our business prior to our filing for relief under Chapter 11.

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

Ideal's subsidiaries are as follows:

COMPANY	FORM OF ORGANIZATION	DATE OF INCORPORATION	LOCATION

Ideal Accents, Inc. (Ferndale)	Michigan Corporation	June 4, 1981	Detroit, Michigan,USA

Ideal Accents, Inc. (Ann Arbor)	Michigan Corporation	May 8, 1992	Detroit, Michigan, USA

Ideal Accents, Inc. (Taylor)	Michigan Corporation	August 22, 1996	Detroit, Michigan, USA

T.O.E., Inc.	Michigan Corporation	April 13,1990	Detroit, Michigan, USA

Somani Holdings Inc.	Ontario Corporation	May 3, 1988	Toronto, Ontario, Canada

AutoFun Canada, Inc.	Ontario Corporation	June 30, 1999	Toronto, Ontario, Canada

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

By implementing the standards described we believe we will be a leader in the industry.

Employees. Ideal has 85 employees. The breakdown among the principal subsidiaries is as follows:

Name	Ideal Accents, Inc. (Ferndale)	T.O.E., Inc.	Ideal Accents, Inc. (Taylor)	Ideal Accents, Inc. (Ann Arbor)	Somani Holdings Inc.
Number of Employees	31 full time 20 part time	8 full time 11 part time	0 full time 0 part time	0 full time 0 part time	4 full time 1 part time

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

ITEM 2.   DESCRIPTION OF PROPERTY.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF THE PROPERTY REFER TO THE OPERATING BUSINES PRIOR TO THE FILING OF THE CHAPTER 11 BANKRPTCY PROCEEDINGS ON OCTOBER 13, 2004.  WE NO LONGER OPERATE OR UTILIZE THE MICHIGAN FACILITIES.

We had (prior to filing the Chapter 11 proceedings) the following facilities, which we used in the operation of our business.

Name	Ideal Accents, Inc. (Ferndale)	T.O.E., Inc.	Ideal Accents, Inc. (Taylor)	Ideal Accents, Inc. (Ann Arbor)	Somani Holdings Inc.
Address	10200 W. Eight Mile Rd. Ferndale, MI 48220 $8,100/month (net)	Consolidated into the Ferndale Facility in September 2004	Consolidated into the Ferndale Facility in March 2004	Consolidated into the Ferndale Facility on March 31, 2004	595 Middlefield Rd. Units 11 & 12 Scarborough, ON, Canada M1V 3S2 $2,881/month (gross)
Possession	4 Years and 10 months with one six-year option to renew (1)				3 Year lease with option to renew (4)
Total sq ft	28,000 sq. ft				6,255 sq. ft
Office Area	10,000 sq. ft				800 sq. ft
Installation Area	18,000 sq. ft				5,455 sq. ft
Installation Bays	20				11
Total Employees	51				15
Equipment & Tools	Air chisel gun, Electric shears, air compressor, assorted hand tools				Air chisel gun, Electric shears, air compressor, assorted hand tools
Condition of Exterior	Good				Good
Condition of Interior	Good				Good
Insurance	Adequate				Adequate

(1)

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

January  1, 2004 to October 31, 2005 @ $ 8,100.00 per month

November 1, 2005 to October 31, 2008 @ $ 8,725.00 per month

November 1, 2008 to October 31, 2011 @ $ 9,400.00 per month

November 1, 2011 to October 31, 2014 @ $10,125.00 per month

 (4):

This lease became a month-to-month lease as of February 28, 2004.

ITEM 3.   LEGAL PROCEEDINGS.

On October 13, 2004, Ideal commenced a bankruptcy case by filing a Voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New York (the “Bankruptcy Court”).  On January 5, 2005, Ideal filed Chapter 11 petitions for two of its non-operating U.S. Subsidiaries:  Ideal Accents, Inc. (Ferndale) and T.O.E., Inc. (“U.S. Subsidiaries”).

Ideal Accents, Inc., Ideal Accents, Inc. (Ferndale), and T.O.E., Inc. (collectively, the “Debtors”) have remained in possession of their property and continued in the management and operations of its affairs as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.  No committee, trustee or examiner has been appointed to date.

An employment discrimination action has been brought against Ideal by a former employee of one of Ideal’s subsidiaries and is under investigation by the Equal Employment Opportunity Commission.

Brief Explanation of Chapter 11

Chapter 11 of the Bankruptcy Code provides the principal framework for the reorganization of the financial affairs of businesses and, in some instances, individuals.  The filing of a petition in bankruptcy creates an estate comprised of all the debtors’ interest in property of any type as of the date the petition is filed.  In a Chapter 11 case, the debtor is typically authorized to remain in possession and control of its property and assets as a “debtor-in-possession.”  Upon the commencement and during the pendency of the case, the Bankruptcy Code imposes an automatic stay against attempts by creditors of the debtor to collect or enforce, through litigation or otherwise, claims against the debtor that arose prior to the commencement of the bankruptcy proceedings.  In a Chapter 11 case, the automatic stay provisions of the Bankruptcy Code are designed to allow the debtor time to develop, propose, confirm and implement a plan of reorganization which will provide for the payment and/or discharge of claims.  The Bankruptcy Code also provides the debtor with an exclusive period of time (which may be extended) during which only the debtor may file and seek acceptances of a plan.

A plan of reorganization sets for the proposed method of compensating the holders of claims against and interests in the debtor.  The plan of reorganization may provide for reorganization of the debtors’ affairs, liquidation of the assets of the debtors’ estates, or a combination thereof.  After the plan of reorganization has been filed, the holders of claims against and/or interests in a debtor may be permitted to vote to accept or reject the plan.  The Bankruptcy Court must find that the plan of reorganization has received sufficient acceptances to satisfy the voting requirements of the Bankruptcy Code and meets a number of other statutory tests before it may confirm the plan of reorganization.  These tests are designed to protect the rights of holders of claims or interests who do not vote to accept the plan of reorganization but who will nonetheless be bound by the plan’s provisions if it is confirmed by the Bankruptcy Court.

Section 1125 of the Bankruptcy Code requires a plan proponent, before soliciting acceptances of the proposed plan, to prepare a disclosure statement containing adequate information of such kind, and in such detail, as to enable a hypothetical reasonable investor to make an informed judgment about the plan.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The shareholders of Ideal did not vote on any matters during the year ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol IACE. Our shares were listed on the OTC Bulletin Board as of February 10, 2004 and did not trade during 2003.

As of December 31, 2004, the number of record holders of Common Stock was approximately 702.  The most recent bid price for the Company’s shares of common stock was $0.002 per share.

The following table sets forth, for the quarter indicated, the range of high and low bid prices of the Company’s commons stock:

	HIGH (in cents)	LOW (in cents)
Fiscal 2004	.95	.01
March 31.95		.49
June 30.70		.11
September 30.17		.08
December 31.03		.01

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

RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended December 31, 2004, the Company issued the following shares in its common stock:

-

145,040 common shares to private placement subscribers raising an aggregate amount of $134,276

-

100,000 common shares to a service provider for services valued at $30,593

-

656,510 common shares to officers of the Company for services rendered during 2003 valued at $326,100

-

3,178,273 common shares to various note holders for reducing the Company’s debt obligation to them by $794,568

-

200,000 common shares to a service provider for services valued at $20,000

-

160,000 common shares to a service provider for services valued at $16,000

-

50,000 common shares to a service provider for services valued at $5,000

-

16,666 common shares to a service provider for services valued at $1,666

-

100,000 common shares to a service provider for services valued at $10,000

Additionally, during the period ended March 31, 2004, the Company exchange 938,508 common shares for “exchangeable” shares held by shareholders of Ideal Accents Holdings, Inc., a wholly owned subsidiary of the Company.  These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares of Ideal.  As of March 31, 2004, the shareholders of Ideal Accents Holdings, Inc. have a total of 4,312,450 exchangeable shares that have not been exchanged for common shares in Ideal.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS. The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

For the Years Ended December 31,	2004	2003

Discontinued Operations:
Sales	$ 4,914,072	$ 7,573,344

Cost of Goods Sold	3,865,901	5,349,570

Gross Profit	1,048,171	2,223,774

Operating Expenses
Advertising and Promotion	46,592	49,920
Asset Impairment Writedown	818,121	—
Selling, General and Administrative	1,684,802	2,929,655
Depreciation and Amortization	135,948	218,656
Impairment of Goodwill	21,013	32,940
Interest	162,087	362,542

Total Operating Expenses	2,868,563	3,593,713

Loss From Operations Before Gain on Conversion of Capital Lease and Provisions for Taxes	(1,820,392)	(1,369,939)

Gain on Conversion of Capital Lease	—	141,059

Loss From Discontinued Operations Before Provision for Taxes	(1,820,392)	(1,228,880)

Provision for Taxes	—	3,736

Net Loss	(1,820,392)	(1,232,616)

Comprehensive Loss
Foreign Currency Translation	(108,508)	(155,905)

Comprehensive Loss	$(1,928,900)	$(1,388,521)

Loss Per Common Share -
Basic	$ (0.21)	$ (0.24)
Diluted	$ (0.21)	$ (0.24)

Weighted Average Number of Common Shares Outstanding -
Basic	8,624,796	5,218,774
Diluted	8,624,796	5,218,774

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003.

SALES. Sales for the year ended December 31, 2004, decreased by $2,659,272 or 35.11% to $4,914,072 from $7,573,344 for the year ended December 31, 2003. The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets. The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased. The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America). Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor. And the third factor was the discontinued operations and transfer of assets to a senior secured creditor for our U.S. facilities and operations.

COST OF GOODS SOLD-MATERIAL COSTS. Material costs for the year ended December 31, 2004 was $2,310,914 or 47.02% of sales compared to $3,062,308 or 40.44% of sales for the year ended December 31, 2003. The decrease in cost of goods sold, as compared with the prior period, was due to the decrease in sales.

COST OF GOODS SOLD-LABOR AND OVERHEAD. Labor and Overhead costs for the year ended December 31, 2004 was $1,554,987 or 31.64% of sales compared to $2,287,300 or 30.20% of sales for the year ended December 31, 2003.

ASSET IMPAIRMENT WRITEDOWN.  Due to the Company’s Chapter 11 filing, many assets, including Inventory, Fixed Assets, Intangible Assets and Other Assets were written down by $818,121.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2004 was $1,684,,802 or 34.29% of sales compared to $2,930,900 or 38.7% of sales for the year ended December 31, 2003. The increase in selling, general and administrative expenses as a percentage of sales occurred because cuts in these expenses were not commensurate with the drop in sales.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased by $82,752 to $135,948 during the year ended December 31, 2004 from $218,700 for the year ended December 31, 2003. The decrease was primarily attributable to the loss of assets to a secured creditor in our U.S. operations.

IMPAIRMENT OF GOODWILL. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. During 2004, the Company determined that the carrying amount of the goodwill held in one reporting unit exceeded it's fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $21,013 was recognized in that reporting unit.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2004 decreased by $200,413 to $162,087 from $362,500 for the year ended December 31, 2003. The decrease in interest expense is due to our surrender of assets in exchange for cancellation of installment loans and our filing of the Chapter 11 Petition.

NET INCOME. The net loss for the year ended December 31, 2004 increased by $587,792 to a net loss of $(1,820,392) from a net loss of $(1,232,600) for the year ended December 31, 2003 due to the factors discussed above.

COMPREHENSIVE INCOME (LOSS). Comprehensive loss for the year ended December 31, 2004 decreased by $47,397 to a comprehensive loss of $(108,508) from a comprehensive loss of $(155,905) for the year ended December 31, 2003. The decrease in the comprehensive loss was attributable to the decrease in the translation loss on foreign currency used in the Company's Canadian subsidiary operations.

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

CAPITAL RESOURCES AND LIQUIDITY

Cash used in operations was $209,252 and $552,897 for the year ended December 31, 2004 and 2003, respectively. Reducing the cash used in operations was a result of a decrease in accounts receivable and inventory and an increase in accounts payable, accrued payroll and accrued liabilities.

Cash used in investing activities was $19,125 and $98,834 for the year ended December 31, 2004 and 2003, respectively.

Cash flow provided from financing activities was$314,759 and $815,060 for the year ended December 31, 2004 and 2003. The sources of cash from financing activities included advances from a related party, officers and stockholders. The uses of cash included repayment of debt.

The Company’s current business plan concentrates on the completion of the sale of its assets and payment of its creditors pursuant to a Plan of Reorganization.  None of the Company’s creditors have been discharged and no final decree has been entered.

EVENTS LEADING TO CHAPTER 11 FILING.  On October 13, 2004, Ideal filed a voluntary petition under chapter 11 of title 11 of the United States Code with the U.S. Bankruptcy Court of the Southern District of New York.  The assigned case number is 04-16632.

During the previous two years, Ideal and its Subsidiaries operated at a significant loss.  On a consolidated basis, in 2003, Ideal incurred losses of $1,388,521 on sales of $7,573,344; and in 2004, Ideal incurred losses of $1,928,900 on sales of $4,914,072.  Ideal also incurred one-time costs associated with the registration of its shares and its commencement of trading on the OTC Bulletin Board.  Ideal’s objective for 2004 was to achieve consolidated annualized sales of up to $12,500,000 and a positive bottom line through a growth strategy that included the acquisition of owner-operated installation shops.

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

From June 30, 2004 to September 30, 2004, Ideal’s assets declined from $1,313,210 to $294,163 primarily due to significant declines in accounts receivable and inventory.  The decline in accounts receivable was attributed both to reductions in Ideal’s business and significantly greater factoring of receivables necessitated by its liquidity needs.  The decline in inventory was attributed to Ideal’s inability to maintain substantial inventories with its financial resources.  The September 30, 2004 balance sheet also reflected negative working capital of $2,406,000 and total stockholders deficit in excess of $3,400,000.  The latter amount included related-party indebtedness of approximately $1,000,000, the major portion of this indebtedness owing to AVG (OEAM) Inc.

In September 2004, two of Ideal’s U.S. Subsidiaries, Ideal Accents Inc. (Ferndale) and T.O.E., Inc., both operating out of the Ferndale, Michigan facility, were notified by Citizens Bank that they were in default of a certain indebtedness that had an outstanding principal balance of approximately $230,000.00.  In response, Ideal decided to surrender specified assets at the Ferndale facility in exchange for a release and discharge of Citizens Bank’s liens on assets of the two U.S. Subsidiaries.  These assets were surrendered on October 8, 2004.  The Ferndale operating facility was shut down shortly thereafter.  Currently, Ideal has only one operating facility remaining in Scarborough, Ontario, owned by its Canadian subsidiary, Somani Holdings Inc (“Somani”).  In light of continued operating losses at Somani, Ideal had contemplated shutting down the Somani facility on March 31, 2005.  Currently, Ideal is discussing the sale of Somani to Somani’s employees.  This sale is subject to Court

Approval, and it is uncertain whether Ideal will even be successful in selling Somani to its employees.  If not, Ideal will have little choice but to shut down Somani’s facility as well.

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

CHAPTER 11 PROGRESS.  The Initial Case Conference and the 341 Meeting of Creditors have already been completed. We expect to file the Disclosure Statement and Draft Plan in the second quarter.

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

SECURING DIP LOAN.  Ideal will incur administrative expenses while in the Chapter 11 process.  Its ability to pay for these expenses will depend on securing sufficient Debtor-In-Possession (“DIP”) loans.  If Ideal is not able to secure sufficient DIP loans, it may never emerge from the bankruptcy proceeding and our shareholders will lose their entire investment.

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

PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The following individuals have agreed to sit on the Board of Directors of Ideal and were installed as directors on December 13, 2001. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Ideal.

Karim K. Suleman

Chairman of the Board of Directors

James A. Ditanna

Director

MANAGEMENT

Karim K. Suleman

CEO, President, CFO, Secretary and Treasurer

KARIM SULEMAN, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER,

CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER

AGE: 44

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

JAMES A. DITANNA, DIRECTOR

AGE:  53

Mr. Ditanna, is a graduate of Drexel University, Philadelphia, Pennsylvania, receiving a Bachelor of Science, Business Administration with an Accounting and Taxation Major.  He also received an MBA/MGA from the University of Pennsylvania, Wharton, and graduated Magna Cum Laude.  He brings a wealth of experience and previously served as Chief Financial Officer of NEXMED, Inc., a publicly traded company having offices in Princeton, New Jersey, Hong Kong, Peru, and China.

Legal Proceedings. No officer or director or significant employee of Ideal has been involved in legal proceedings that would be material to an evaluation of our management.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during 2004, Joseph P. O'Connor, Ayaz M. Somani and Karim Suleman failed to timely file a Form 3 to report their ownership of shares of Common Stock.

ITEM 10 EXECUTIVE COMPENSATION

The following summary compensation table sets forth the cash compensation earned for the fiscal years ended December 31, 2003 and 2004, by Ideal's highest compensated executive officers and the compensation to be paid to such officers in 2005.

NAME & PRINCIPAL POSITION	YEAR	SALARY

Joseph P. O’Connor, Chairman & CEO (former)	2005	$ 0
	2004	$ 131,250
	2003	$ 150,000

Ayaz M. Somani, President (former)	2005	$ 0
	2004	$ 0
	2003	$ 125,000

Karim Suleman, Chairman, President, CEO, CFO, Secretary, Treasurer & Director	2005	$ 0
	2004	$ 109,000
	2003	$ 125,000

James A. Ditanna, Director	2005	$ 0
	2004	$ 0

Note: We have entered into no employment agreements with these officers. We are in Chapter 11 proceedings and are currently not paying any salaries.

As of the date hereof there have been no stock options issued pursuant to the 2001 Stock Option Plan and no warrants or other rights to acquire securities outstanding.

ITEM 11

SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

We have 15,563,252 shares of common stock issued and outstanding. Our wholly owned subsidiary, Ideal Accents Holdings, Inc. has 4,312,450 "exchangeable" shares issued and outstanding. We have entered into an Exchangeable Shares Support Agreement dated December 13, 2001 among Ideal, Ideal Accents [Nova Scotia] Company and Ideal Accents Holdings, Inc. Pursuant to this agreement, the exchangeable shares (i) carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and (ii) are exchangeable at any time for common stock of Ideal. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Ideal and the number of exchangeable shares of Ideal Accents Holdings, Inc. held by the officers and directors of Ideal. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Ideal and exchangeable shares of Ideal Accents Holdings, Inc.). The total number of voting shares, including the common shares of Ideal and exchangeable shares of Ideal Accents Holdings, Inc., is 19,875,702 shares. Other than Joseph O'Connor, Ayaz Somani, Karim Suleman and AVG (OEAM) Inc., no party holds more than 5% of the aggregated outstanding common shares of Ideal and outstanding exchangeable shares of Ideal Accents Holdings, Inc.

Name and Address Of Beneficial Owner (3)	Common Stock Of Ideal	Exchangeable Shares of Ideal Accents Holdings, Inc.	Percentage of Class Held	Total Number of Shares Entitled to Vote	Percentage of Voting Rights on all Matters Before Ideal Shareholders

Joseph O'Connor, Former Chairman, CEO and Director	4,749,481 (1)	-0-	30.52% of Ideal Common Shares	4,749,481	23.90%
James Erickson, Former Vice President T.O.E., Inc	275,000	-0-	1.77% of Ideal Common Shares	275,000	1.38%
Thomas Sullivan, Former Vice President Ideal Accents, Inc. (Taylor), Secretary and Treasurer T.O.E., Inc.	150,483	-0-	.97% of Ideal Common Shares	150,483	0.76%
George Walch, Former Secretary and Treasurer Ideal Accents, Inc. (Taylor)	75,036	-0-	.48% of Ideal Common Shares	75,036	0.38%
Ayaz Somani, Former President and Director	-0-	2,281,200 (1) (2)	52.90% of Exchangeable Shares	2,281,200	11.48%

Karim Suleman, Chairman, President, Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer	-0-	2,031,250 (1)	47.10% of Exchangeable Shares	2,031,250	10.22%

James A. Ditanna, Director	-0-	-0-	-0-	-0-
		Total		9,562,450	48.11%

Collectively, the officers and directors of Ideal own 33.73% of the outstanding common stock of Ideal. Collectively, the officers and directors of Ideal own 100.00% of the outstanding exchangeable shares of Ideal Accents Holdings, Inc. Consequently, the officers and directors of Ideal hold 48.11% of the aggregate voting rights on all matters that come before the shareholders of Ideal. None of the officers and/or directors has any right to acquire additional shares of Ideal (other than by exchanging Exchangeable Shares for common shares of Ideal) nor do they have any right to acquire additional exchangeable shares of Ideal Accents Holdings, Inc.

COLLECTIVELY, THE FORMER OFFICERS AND DIRECTORS OF IDEAL OWN 48.11% OF ALL SHARES

ELIGIBLE TO VOTE ON MATTERS TO BE DECIDED BY SHAREHOLDERS OF IDEAL.

(1)

Shares held by Messrs. O'Connor, Suleman, Somani and Mr. Somani's wife, are subject to a performance escrow pursuant to which such shares will only be released from escrow upon Ideal's attaining certain financial targets.

Joseph P. O'Connor, Ayaz Somani, Naseem Somani, and Karim Suleman*, all former directors or family members of directors of Ideal, placed the following shares in escrow with the law firm, McLeod Dixon LLP, Toronto, Canada, as Escrow Agents under an Escrow Agreement with Ideal.

The shares held in escrow are as follows:

Joseph O’Connor	4,749,481	Common Shares
Ayaz Somani	1,520,800	Exchangeable Shares
Naseem Soman	760,400	Exchangeable Shares
Karim Suleman*	2,031,250	Exchangeable Shares

The shares represent 45.59% of the voting shares entitled to vote on all matters before Ideal shareholders (which includes the common shares of Ideal and the exchangeable shares of Ideal Accents Holdings, Inc.) and will be released from escrow if the following performance targets for Ideal are met:

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

(2)

 760,400 of Mr. Somani's exchangeable shares are held by his wife.

(3)

The respective addresses of our officers and directors listed above are as follows:

Joseph O'Connor, 27490 Spring Valley, Farmington Hills, MI 48336 USA

Ayaz Somani, 151 Sandcherry Court, Pickering, ON L1V 6S8, Canada

Karim Suleman*, 5 Mary Elizabeth Cres., Markham, ON L3R 9M2 Canada

James Erickson, 1223 Lakespur Drive, Kansasville, WI 53138 USA

Thomas Sullivan, 1094 Cora, Wyandotte, MI 48338 USA

George Walch, 19762 Donna, Livonia, MI 48152 USA

James A. Ditanna*, 200 Fisher Road, Jenkintown, PA 19046 USA

*  Current officers only

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS INCORPORATED BY REFERENCE

The Financials  Statements and Report of Rotenberg & Co. LLP which are set forth in the index to Consolidated  Financial  Statements on pages F-1 through F-24 of this report are filed as part of this report.

EXHIBITS

Exhibit

Number

Description

31

Certificate of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Forms 8-K

(1)

Form 8-K filed on the 14th day of October, 2004, advising that on October 13, 2004, Ideal Accents, Inc (“Ideal”) filed a voluntary Petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 04-16632)

(2)

Form 8-K filed on the 11th day of November, 2004, advising that on the 15th day of October, 2004, Joseph O’Connor resigned as Chairman and Chief Executive Officer of the Company; On the 27th day of October, 2004, Ayaz M. Somani resigned as Director, President and Chief Financial Officer of the Company; Mr. Karim Suleman now remains as our Executive Vice President, Chief Financial Officer, Secretary and Sole Director.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND EXPENSES

Audit Fees.  The Company paid to Rotenberg & Co., LLP audit and audit related fees of approximately $78,080 and $89,500 for 2004 and 2003, respectively.

Tax Fees.  The Company paid to Rotenberg & Co., LLP fees for tax services for 2004 and 2003 of approximately $9,025 and $8,000, respectively.

.

* * * * *

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized,  on the 15th day of April, 2005.

IDEAL ACCENTS, INC.

By:

/s/   Karim Suleman

Karim Suleman, Chairman, President,

Chief Executive Officer and Chief

Financial Officer

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
DECEMBER 31, 2004

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2004 and 2003

1

Consolidated Statements of Changes in Stockholders' Deficit for the

  Years Ended December 31, 2004 and 2003

2

Consolidated Statements of Operations and Comprehensive Loss for the

  Years Ended December 31, 2004 and 2003

3

Consolidated Statements of Cash Flows for the Years Ended December 31,

  2004 and 2003

4

Notes to Consolidated Financial Statements

5-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  and Stockholders

Ideal Accents, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ideal Accents, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ideal Accents, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note K to the financial statements, the Company has incurred a net loss of $1,820,392 for the year ended December 31, 2004 and has incurred substantial net losses for each of the past two years.  At December 31, 2004, current liabilities exceed current assets by $3,783,632 and total liabilities exceed total assets by $3,783,632.  As discussed in Note A, the Company has filed a voluntary petition under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).  These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements include adjustments as discussed in Note N based on management’s estimate of the outcome of the voluntary petition under the Bankruptcy Code.

/s/ Rotenberg & Co., LLP

Rochester, New York

February 23, 2005

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003

ASSETS

Current Assets
Cash and Cash Equivalents	$ —	$ 11,016
Accounts Receivable - Net of Allowance for Doubtful Accounts	48,526	662,328
Inventory - Net of Valuation Allowance	22,885	437,674
Prepaid Expenses and Other Current Assets	7,927	16,338

Total Current Assets	79,338	1,127,356

Property and Equipment - Net of Accumulated Depreciation	12,273	326,646

Intangible Assets - Net of Accumulated Amortization	—	72,797

Other Assets	3,990	19,559

Total Assets	$ 95,601	$ 1,546,358

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable - Pre Petition	$ 1,726,000	$ 1,843,344
Accounts Payable - Post Petition	451,975	—
Lines of Credit	128,549	158,404
Notes and Capital Leases Payable - Due Within One Year	104,425	656,444
Accrued Payroll	49,917	400,789
Due to Related Party - Due Within One Year	1,253,184	104,475
Accrued Liabilities and Other Current Liabilities	62,630	79,317
Notes Payable - Officers/Stockholders	102,553	—

Total Current Liabilities	3,879,233	3,242,773

Due to Related Party - Due After One Year	—	1,196,312
Notes and Capital Leases Payable - Due After One Year	—	213,018
Subscriptions Payable	—	56,112
Notes Payable - Officers/Stockholders	—	29,200

Total Liabilities	3,879,233	4,737,415

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 and 9,968,255 Shares Issued and Outstanding at December 31, 2004 and 2003, Respectively	15,563	9,969
Additional Paid-In Capital	1,390,144	59,413
Deficit	(4,919,953)	(3,099,561)
Accumulated Comprehensive Loss	(269,386)	(160,878)

Total Stockholders' Deficit	(3,783,632)	(3,191,057)

Total Liabilities and Stockholders' Deficit	$ 95,601	$ 1,546,358

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Number		Additional		Accumulated		Total
	of	Common	Paid-In		Comprehensive	Treasury	Stockholder’s
	Shares	Stock	Capital	Deficit	Loss	Stock	Deficit

Balance - January 1, 2003	9,968,255	$ 9,969	$ 59,493	$(1,866,945)	$ (4,973)	$(1,000)	$(1,803,456)

Discontinued Operations	—	—	(80)	—	—	1,000	920

Net Loss	—	—	—	(1,232,616)	—	—	(1,232,616)

Comprehensive Loss	—	—	—	—	(155,905)	—	(155,905)

Balance - December 31, 2003	9,968,255	9,969	59,413	(3,099,561)	(160,878)	—	(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	—	40,000

Common Stock Issued in Exchange for Services Rendered	626,666	626	82,633	—	—	—	83,259

Common Stock Issued in Exchange of Debt	3,834,783	3,835	1,116,835	—	—	—	1,120,670

Common Stock Issued in Exchange for Stock Subscriptions	145,040	145	92,251	—	—	—	92,396

Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)	—	—	—	—

Net Loss	—	—	—	(1,820,392)	—	—	(1,820,392)

Comprehensive Loss	—	—	—	—	(108,508)	—	(108,508)

Balance - December 31, 2004	15,563,252	$ 15,563	$ 1,390,144	$(4,919,953)	$(269,386)	$ —	$(3,783,632)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,	2004	2003

Discontinued Operations:
Sales	$ 4,914,072	$ 7,573,344

Cost of Goods Sold	3,865,901	5,349,570

Gross Profit	1,048,171	2,223,774

Operating Expenses
Advertising and Promotion	46,592	49,920
Asset Impairment Writedown	818,121	—
Selling, General and Administrative	1,684,802	2,929,655
Depreciation and Amortization	135,948	218,656
Impairment of Goodwill	21,013	32,940
Interest	162,087	362,542

Total Operating Expenses	2,868,563	3,593,713

Loss From Operations Before Gain on Conversion of Capital Lease and Provisions for Taxes	(1,820,392)	(1,369,939)

Gain on Conversion of Capital Lease	—	141,059

Loss From Discontinued Operations Before Provision for Taxes	(1,820,392)	(1,228,880)

Provision for Taxes	—	3,736

Net Loss	(1,820,392)	(1,232,616)

Comprehensive Loss
Foreign Currency Translation	(108,508)	(155,905)

Comprehensive Loss	$(1,928,900)	$(1,388,521)

Loss Per Common Share -
Basic	$ (0.21)	$ (0.24)
Diluted	$ (0.21)	$ (0.24)

Weighted Average Number of Common Shares Outstanding -
Basic	8,624,796	5,218,774
Diluted	8,624,796	5,218,774

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2004	2003

Cash Flows from Operating Activities
Net Loss	$(1,820,392)	$(1,232,616)
Non-Cash Adjustments
Asset Impairment Writedown	818,121	—
Bad Debt Expense	14,840	27,399
Common Stock Issued in Exchange for Services Rendered	83,259	—
Depreciation and Amortization	135,948	218,656
Impairment of Goodwill	21,013	32,940
Gain on Conversion of Capital Lease	—	(141,059)
Changes in Assets and Liabilities
Accounts Receivable	263,538	(42,075)
Inventory	51,003	(31,613)
Prepaid Expenses and Other Current Assets	(2,303)	56,130
Other Assets	24,152	4,904
Accounts Payable	22,300	166,301
Accrued Payroll	28,190	345,547
Accrued Liabilities and Other Current Liabilities	151,079	42,589

Net Cash Flows from Operating Activities	(209,252)	(552,897)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(19,125)	(98,834)

Net Cash Flows from Investing Activities	(19,125)	(98,834)

Cash Flows from Financing Activities
Repayment of Lines of Credit	(29,855)	(28,744)
Repayment of Notes and Capital Leases Payable	(117,948)	(204,183)
Proceeds (Repayment) of Notes Payable - Officers/Stockholders	33,881	(46,606)
Proceeds from Note Payables	—	394,568
Proceeds from Related Parties	352,397	643,913
Proceeds from Issuance of Stock Subscriptions	36,284	56,112
Proceeds from Issuance of Common Stock	40,000	—

Net Cash Flows from Financing Activities	314,759	815,060

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(97,398)	(155,905)

Net Change in Cash and Cash Equivalents	(11,016)	7,424

Cash and Cash Equivalents - Beginning of Year	11,016	3,592

Cash and Cash Equivalents - End of Year	$ —	$ 11,016

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31,	2004	2003

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Property and Equipment Purchased Through Financing Arrangements	$ —	$ 30,000
Line of Credit Renegotiated to a Note Payable	—	197,307
Common Stock Issued in Exchange for Services Rendered	83,259	—
Common Stock Issued in Exchange of Debt	1,120,670	—
Common Stock Issued in Exchange of Stock Subscriptions	92,396	—
Common Stock Issued in Exchange for Exchangeable Stock	938	—

GAIN ON CONVERSION OF CAPITAL LEASE

Net - Capitalized Building	$ —	$ 547,666
Capital Lease Payable	—	(688,725)

Gain on Conversion of Capital Leases	$ —	$ (141,059)

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 162,087	$ 320,289
Taxes Paid	$ —	$ 8,531

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -

Bankruptcy

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

In addition, on October 8, 2004, the Company ceased all U.S. operations.  Since the “voluntary surrender” of the U.S. Subsidiaries’ assets, the Canadian Subsidiaries continue to operate at a loss and are in the process of being liquidated.  Due to the apparent insolvency of the Debtor, the possible de-listing of the Company’s stock from the OTC Bulletin Board, and an attempt to reduce secured loan obligations, the Company was concerned that, among other things, Canadian insolvency laws might require commencement of a Canadian insolvency proceeding or that Canadian creditors might commence involuntary proceedings.  For these reasons, among others, the Company commenced the Chapter 11 proceeding in order to preserve any remaining value and to prevent a race by creditors to foreclose on such remaining property and to investigate whether potential causes of action exist as to certain pre-petition transfers.

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

Nature of Operations

Prior to the bankruptcy, the Company sold and installed automobile sunroofs and customized accessories primarily for automobile dealers in southeastern Michigan and Ontario, Canada.

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

Inventory

Inventory consists of automobile sunroof kits and customizing accessories and is stated at the lower of cost (primarily first-in, first-out) or market.  Based on potential obsolescence, a valuation allowance has been established of $128,289 and $83,810 at December 31, 2004 and 2003, respectively.

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

Customer Lists

Customer lists resulted from the acquisition of Somani Holdings Corp. on December 13, 2001. Customer lists are carried at cost and were fully amortized at December 31, 2004.

Goodwill

Goodwill results from the excess of the fair market value of assets acquired over the purchase price.  Goodwill is carried at cost and is no longer being amortized.  The Company’s policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions, which might affect the Company.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flow (earnings before interest, taxes and depreciation and amortization).

- continued -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Advertising Expenses

Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $46,592 and $49,920 for the years ended December 31, 2004 and 2003, respectively.  The Company did not incur any direct-response advertising costs during 2004 and 2003.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits.  Cash is placed primarily in high quality short-term interest bearing financial instruments and may periodically exceed federally insured amounts.  The amounts on deposit at December 31, 2004 and 2003 did not exceed the $100,000 federally insured limit.

- continued -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Earnings per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Transactions involving common stock or common stock equivalents affecting weighted average number of shares outstanding and earnings per share include common shares designated for the performance escrow and the issuance of exchangeable shares on December 13, 2001.  As of December 31, 2004, 4,749,481 of common shares outstanding were restricted to the performance escrow account and, accordingly, the weighted average number of shares have been removed from the weighted average computation of both basic and diluted earnings per share as the conditions for release had not been met.  The amount of exchangeable shares that were restricted to the performance escrow account were 4,312,450 as of December 31, 2004 and, accordingly, were removed from the weighted average computation of both basic and diluted earnings per share as the conditions for release had not been met and hence could not be convertible into Ideal’s common stock.

Financial Instruments

The Company’s financial instruments consist of cash, long-term investments, and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses all long-lived assets for impairment at least annually or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

- continued -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting   Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21.  The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

- continued -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

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

Note C -

Property and Equipment

Property and equipment consisted of the following:

December 31,	2004	2003

Vehicles	$ 830	$ 467,977
Equipment	53,465	217,783
Office Equipment	35,877	468,577
Leasehold Improvements	67,294	78,942
	$ 157,466	$ 1,233,279
Less: Accumulated Depreciation	145,193	906,633

Net Property and Equipment	$ 12,273	$ 326,646

Depreciation expense for the years ended December 31, 2004 and 2003 was $84,164 and $218,656, respectively.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -

Intangible Assets

Intangible assets consisted of the following:

December 31,	2004	2003

Amortized Intangibles:
Customer Lists, Net of Accumulated Amortization of $122,019 and $81,345, Respectively	$ —	$ 40,674
Loan Origination Fees, Net of Accumulated Amortization of $15,500 and $4,390, Respectively	—	11,110

Net Amortized Intangibles	$ —	$ 51,784

Unamortized Intangibles:
Goodwill	—	21,013

Net Intangible Assets	$ —	$ 72,797

Amortization expense for the years ended December 31, 2004 and 2003 was $51,784 and $41,597, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

December 31,	2004	2003

Balance at Beginning of Year	$ 21,013	$ 53,953
Impairment on Goodwill	21,013	32,940

Balance at End of Year	$ —	$ 21,013

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  Due to the Company’s filing of Chapter 11 bankruptcy on October 13, 2004 (Note A), the remaining balance of goodwill was impaired at September 30, 2004.  During 2003, the Company determined that the carrying amount of the goodwill held in one reporting unit exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $32,940 was recognized in that reporting unit.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -

Lines of Credit

Somani Holdings, Inc. has available a line of credit with The Royal Bank of Canada with a maximum of $154,823 CDN (approximately $128,549 U.S. at December 31, 2004).  The line of credit bears interest at 2.5% above the Royal Bank prime rate (4.25% at December 31, 2004).  The line of credit is collateralized by substantially all of the assets of the Company and bears the personal guarantees of certain stockholders.  The amounts outstanding on the line of credit at December 31, 2004 and 2003 were $128,549 U.S. and $158,404 U.S., respectively.

Note F -

Notes and Capital Lease Payables

Notes and capital lease payables consisted of the following:

December 31,	2004	2003

Ideal Accents - Taylor.  In November 2001, the Company converted a line of credit to a term note payable with Charter Bank.  The term note payable is for a 3-year term with interest at 2% above the bank’s prime rate (total interest rate of 6% at December 31, 2003) and monthly principal and interest payments amount to $1,406.  The loan bears the personal guarantees of the stockholders.

	$ 5,346	$ 14,696

Capital lease obligation with GE Capital for computer equipment and software. The lease term is for a 3-year term commencing on June 21, 2002 with monthly payments of $3,729 including interest at 7%.	51,691	63,526

Capital lease obligation with Compaq Financial Services for computer software. The lease term is for a 3-year term commencing on September 1, 2002 with monthly payments of $1,932 including interest at 22.9%.	30,555	36,935

Capital lease obligation with Hewlett-Packard Financial Services Company for computer software. The lease term is for a 3-year term commencing on January 1, 2003 with monthly payments of $1,179 including interest at 24.1%.	16,833	22,271

- continued -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -

Notes and Capital Lease Payables - continued

December 31,	2004	2003

During 2003, the Company agreed to numerous note payable agreements with individuals. The terms of the agreements were payment of principal and accrued interest due on March 31, 2004 with interest compounded semi-annually at a rate of 4%.	$ —	$ 394,568

Various debt paid or satisfied through asset transfer re: bankruptcy	—	337,466

Total Notes Payable and Capital Lease Obligations	$ 104,425	$ 869,462

Less: Amount Due Within One Year	104,425	656,444

Amount Due After One Year	$ —	$ 213,018

Interest expense for the years ended December 31, 2004 and 2003 was $162,087 and $362,543, respectively.

Note G -

Related Party Transactions

Due to Related Party

The Company had cash advances and payments from AVG, which is owned by principal stockholders of the Company, amounting to $1,148,709 and $1,196,312 at December 31, 2004 and 2003, respectively.  The notes contain no formal repayment terms, and no interest has been imputed for the fiscal year 2004 due to the filing of bankruptcy of the Company.  Interest was imputed for the fiscal year 2003 in the amount of $42,253 in the accompanying financial statements.

Notes Payable - Officers/Stockholders

During 2004 and 2003, the Company received advances and payments from principal stockholders of $102,553 and $29,200. The notes contain no formal repayment terms, and no interest has been imputed for the years ending December 31, 2004 and 2003.

Note H -

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

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I -

Discontinued Operations

Due to the bankruptcy of the Company (Note A), all operations are considered discontinued, except for Somani Holdings, Inc. which is to be discontinued March 31, 2005.

Condensed financial information of the discontinued operations are as follows:

For the Years Ended December 31,	2004	2003

Sales	$ 4,914,072	$ 7,573,344
Net Loss	$ 1,820,392	$ 1,232,616
Total Assets	$ 95,601	$ 1,546,358
Total Liabilities	$ 3,879,233	$ 4,737,415

Certain expenses attributable to discontinued operations have been allocated based upon the period to which they are applicable.  Earnings per share with respect to discontinued operations does not materially differ from earnings per share presented on net income.

Note J -

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

The following shareholders have entered into the escrow agreement:

Shareholder	# of Shares

Joseph O’Conner	4,749,481
Ayaz Somani	1,520,800
Naseem Somain	760,400
Karim Suleman	2,031,250

- continued -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J -

Performance Escrow Agreement - continued

Under the escrow agreement, shares will be released when revenue, in any fiscal year, exceeds the following levels and the Company was profitable on a pre-tax basis for that fiscal year:

•

Twenty-five percent of the escrowed shares when aggregate consolidated revenues exceed $25,000,000;

•

Additional twenty-five percent of the escrowed shares when aggregate consolidated revenue exceeds $50,000,000;

•

Additional twenty-five percent of the escrowed shares when aggregate consolidated revenues exceeds $75,000,000;

•

The remaining escrowed shares when aggregate consolidated revenue exceeds $100,000,000.

The release of the shares from escrow will result in compensation expense to the company based upon the fair value of the shares at the date the shares are released.

Note K -

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2004, current liabilities exceed current assets by $3,799,895, and total liabilities exceed total assets by $3,783,632. On October 13, 2004, the Company filed for Bankruptcy protection (Note N).

In view of these matters, the Company has recorded impairment losses on substantially all of its assets as of December 31, 2004 to reflect realizable value upon liquidation.

Note L -

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

Note M -

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

Note N -

Asset Impairment Writedown

Due to the Company’s filing of Chapter 11 bankruptcy (Note A), the following assets were written down to fair value based on prices for similar assets:

December 31,	2004	2003

Inventory	$ 299,137	$ —
Fixed Assets	238,225	—
Intangible Assets	11,110	—
Other Assets	269,649	—

Total Asset Impairment Writedown (Included in Operating Expenses)	$ 818,121	$ —