Form 10QSB
period 2005-03-31
IDEAL ACCENTS INC
filed 2005-05-23
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Registrant's telephone number, including area code: (416) 904-1677

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

Class

Outstanding As of March 31, 2005

Common Stock $ .001 par value

15,563,252

.

PART I: FINANCIAL INFORMATION

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
MARCH 31, 2005

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2005 (Unaudited)

  and December 31, 2004

1

Consolidated Statements of Changes in Stockholders' Deficit for the

  Three Months Ended March 31, 2005 and 2004 (Unaudited)

2

Consolidated Statements of Operations and Comprehensive Income (Loss)

  for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

3

Consolidated Statements of Cash Flows for the Three Months Ended

  March 31, 2005 and 2004 (Unaudited)

4

Notes to Consolidated Financial Statements

5-6

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS

Current Assets
Accounts Receivable - Net of Allowance for Doubtful Accounts	$ 55,417	$ 48,526
Inventory - Net of Valuation Allowance	2,930	22,885
Prepaid Expenses and Other Current Assets	7,847	7,927

Total Current Assets	66,194	79,338

Property and Equipment - Net of Accumulated Depreciation	10,611	12,273

Other Assets	3,958	3,990

Total Assets	$ 80,763	$ 95,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable - Pre Petition	$ 1,726,000	$ 1,726,000
Accounts Payable - Post Petition	478,348	451,975
Lines of Credit	114,934	128,549
Notes and Capital Leases Payable - Due Within One Year	104,425	104,425
Accrued Payroll	53,683	49,917
Due to Related Party - Due Within One Year	1,327,973	1,253,184
Accrued Liabilities and Other Current Liabilities	11,680	62,630
Notes Payable - Officers/Stockholders	95,230	102,553

Total Liabilities	3,912,273	3,879,233

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Retained Earnings (Deficit)	(4,987,137)	(4,919,953)
Accumulated Comprehensive Income (Loss)	(250,080)	(269,386)

Total Stockholders' Deficit	(3,831,510)	(3,783,632)

Total Liabilities and Stockholders' Deficit	$ 80,763	$ 95,601

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

					Accumulated
	Number		Additional	Retained	Comprehensive	Total
	of	Common	Paid-In	Earnings	Income	Stockholders’
	Shares	Stock	Capital	(Deficit)	(Loss)	Deficit

Balance - January 1, 2004	9,968,255	$ 9,969	$ 59,413	$(3,099,561)	$(160,878)	$(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	40,000
Common Stock Issued in Exchange for Services Rendered	100,000	100	30,493	—	—	30,593
Common Stock Issued in Exchange for Debt	656,510	656	325,444	—	—	326,100
Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)	—	—	—

Net Loss for the Period Ended	—	—	—	(280,494)	—	(280,494)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	14,362	14,362

Balance - March 31, 2004	11,713,273	11,713	454,362	(3,380,055)	(146,516)	(3,060,496)

Common Stock Issued in Exchange for Services Rendered	526,666	526	52,140	—	—	52,666
Common Stock Issued in Exchange for Debt	3,178,273	3,179	791,391	—	—	794,570
Common Stock Issued in Exchange for Stock Subscriptions	145,040	145	92,251	—	—	92,396

Net Loss for the Period Ended	—	—	—	(1,539,898)	—	(1,539,898)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(122,870)	(122,870)

Balance - December 31, 2004	15,563,252	15,563	1,390,144	(4,919,953)	(269,386)	(3,783,632)

Net Loss for the Period Ended	—	—	—	(67,184)	—	(67,184)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	19,306	19,306

Balance - March 31, 2005	15,563,252	$ 15,563	$ 1,390,144	$(4,987,137)	$(250,080)	$(3,831,510)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Unaudited
Three Months Ended March 31,	2005	2004
Discontinued Operations:
Sales	$ 100,776	$ 1,408,428

Cost of Goods Sold	115,199	1,072,436

Gross Profit	(14,423)	335,992

Operating Expenses
Advertising and Promotion	645	18,174
Selling, General and Administrative	46,546	520,469
Depreciation and Amortization	1,529	41,969
Interest	2,733	35,874

Total Operating Expenses	51,453	616,486

Loss From Operations Before Provision for Taxes	(65,876)	(280,494)

Provision for Taxes	1,308	—

Net Loss	$ (67,184)	$ (280,494)

Comprehensive Income (Loss)
Foreign Currency Translation	19,306	14,362

Comprehensive Income (Loss)	$ (47,878)	$ (266,132)

Income (Loss) Per Common Share -
Basic	$ (0.01)	$ (0.05)
Diluted	$ (0.01)	$ (0.05)

Weighted Average Number of
Common Shares Outstanding -
Basic	10,813,771	6,141,368
Diluted	10,813,771	6,141,368

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Unaudited
Three Months Ended March 31,	2005	2004

Cash Flows from Operating Activities
Net Loss	$(67,184)	$(280,494)

Non-Cash Adjustments:
Bad Debt Expense	2,786	—
Depreciation and Amortization	1,529	41,969
Common Stock Issued in Exchange for Services Rendered	—	10,198

Changes in Assets and Liabilities
Accounts Receivable	(9,677)	102,426
Inventory	19,955	29,439
Prepaid Expenses and Other Current Assets	80	(1,317)
Other Assets	32	(496)
Accounts Payable	26,506	(133,344)
Accrued Payroll	3,766	30,028
Accrued Liabilities and Other Current Liabilities	(50,950)	(55,993)

Net Cash Flows from Operating Activities	(73,157)	(257,584)

Cash Flows from Investing Activities
Purchases of Property and Equipment	—	(3,105)

Net Cash Flows from Investing Activities	—	(3,105)

Cash Flows from Financing Activities
Net Proceeds from (Repayment of) Lines of Credit	(13,615)	6,032
Repayment from Notes and Capital Leases Payable	—	(61,220)
Proceeds from Stock Subscriptions	—	36,284
Net Repayment of Notes Payable - Officers/Stockholders	(7,323)	88,103
Proceeds from Related Parties	74,789	133,098
Proceeds from Issuance of Common Stock	—	40,000

Net Cash Flows from Financing Activities	53,851	242,297

Effect of Exchange Rate Changes on Cash and Cash Equivalents	19,306	14,362

Net Change in Cash and Cash Equivalents	—	(4,030)

Cash and Cash Equivalents - Beginning of Period	—	11,016

Cash and Cash Equivalents - End of Period	$ —	$ 6,986

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common Stock Issued in Exchange for Services Rendered	—	20,395
Common Stock Issued in Exchange of Debt	—	326,100
Common Stock Issued in Exchange for Exchangeable Shares	—	938

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 2,733	$ 23,165
Taxes	$ 1,308	$ —

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

Note B -

Basis of Presentation

The condensed consolidated financial statements of Ideal Accents, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company’s Form 10KSB Annual Report, and other filings with the SEC.

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

Note C -

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

Note D -

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at March 31, 2005, current liabilities exceed current assets by $3,846,079, and total liabilities exceed total assets by $3,831,510. On October 13, 2004, the Company filed for Bankruptcy protection (Note A).

In view of these matters, the Company has recorded impairment losses on substantially all of its assets as of December 31, 2004 to reflect realizable value upon liquidation.

Note E -

Discontinued Operations

Due to the bankruptcy of the Company (Note A), all operations for the period ended March 31, 2005 are considered discontinued, except for Somani Holdings, Inc., which was discontinued on April 30, 2005.

Certain expenses attributable to discontinued operations have been allocated based upon the period to which they are applicable.  Earnings per share with respect to discontinued operations does not materially differ from earnings per share presented on net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

Forward-Looking Statements.  The statements contained in this report on Form 10QSB which are not historical facts, including (without limitation) in particular, statements made in this Item, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products, pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in Ideal's Securities and Exchange Commission filings. Ideal does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

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

Results Of Operations.  The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

	Period Ended
	March 31
	2005		2004
Sales	100,776	100.00%	1,408,428	100.00%
Cost of Goods Sold	115,199	114.31%	1,072,436	76.14%
Gross Profit	(14,423)	-14.31%	335,992	23.86%
Operating Expenses
Advertising and Promotion	645	0.64%	18,174	1.29%
Selling, General and Administrative	46,546	46.19%	520,469	36.95%
Depreciation and Amortization	1,529	1.52%	41,969	2.98%
Interest Expense	2,733	2.71%	35,874	2.55%
Total Operating Expenses	51,453	51.06%	616,486	43.77%
Income (Loss) From Operations Before Gain on Conversion of Capital Lease and Provisions for Taxes and Gain on Discontinued Operations	(65,876)	-65.37%	(280,494)	-19.92%
Provision for Income Taxes	1,308	1.30%	0	0.00%
Net Income (Loss)	(67,184)	-66.67%	(280,494)	-19.92%

Foreign Currency Translation	19,306	19.16%	14,362	1.02%
Comprehensive Income (Loss)	(47,878)	-47.51%	(266,132)	-18.90%

Period Ended March 31, 2005 Compared with Period Ended March 31, 2004.

Sales.  Sales for the period ended March 31, 2005, decreased by $1,307,652 or 92.84% to $100,776 from $1,408,428 for the period ended March 31, 2004. The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets. The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased. The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America). Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor. And the third factor was the discontinued operations and transfer of assets to a senior secured creditor for our U.S. facilities and operations.

Cost Of Goods Sold-Material Costs.  Material costs for the period ended March 31, 2005 was $80,599 or 79.98% of sales compared to $606,425 or 43.06% of sales for the period ended March 31, 2004.  The increase in material costs as a percentage of sales occurred because sales were driven almost exclusively by liquidation level pricing discounts.

Cost Of Goods Sold-Labor And Overhead.  Labor and Overhead costs for the period ended March 31, 2005 was $34,600 or 34.33% of sales compared to $466,011 or 33.09% of sales for the period ended March 31, 2004.

Selling, General And Administrative Expenses.  Selling, general and administrative expenses for the period ended March 31, 2005 was $46,546 or 46.19% of sales compared to $520,469 or 36.95% of sales for the period ended March 31, 2004. The increase in selling, general and administrative expenses as a percentage of sales occurred because cuts in these expenses were not commensurate with the drop in sales.

Depreciation And Amortization Expense.  Depreciation and amortization expense decreased by $40,440 to $1,529 during the period ended March 31, 2005 from $41,969 for the period ended March 31, 2004. The decrease was primarily attributable to the loss of assets to a secured creditor in our U.S. operations.

Interest Expense.  Interest expense for the period ended March 31, 2005 decreased by $33,141 to $2,733 from $35,874 for the period ended March 31, 2004. The decrease in interest expense is due to our surrender of assets in exchange for cancellation of installment loans and our filing of the Chapter 11 Petition.

Net Loss.  The net loss for the period ended March 31, 2005 decreased by $213,310 to a net loss of $(67,184) from a net loss of $(280,494) for the period ended March 31, 2004 due to the factors discussed above.

Comprehensive Income (Loss).  Comprehensive loss for the period ended March 31, 2005 decreased by $218,254 to a comprehensive loss of $(47,878) from a comprehensive loss of $(266,132) for the period ended March 31, 2004. The decrease in the comprehensive loss was partly attributable to the increase in the translation gain in foreign currency used in the Company's Canadian subsidiary operations.

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

Capital Resources And Liquidity.

Cash used in operations was $73,157 and $257,584 for the period ended March 31, 2005 and 2004, respectively. Reducing the cash used in operations was a result of a decrease in accounts receivable and inventory and an increase in accounts payable, accrued payroll and accrued liabilities.

Cash used in investing activities was $Nil and $3,105 for the period ended March 31, 2005 and 2004, respectively.

Cash flow provided from financing activities was $53,851 and $242,297 for the period ended March 31, 2005 and 2004. The sources of cash from financing activities included advances from a related party, officers and stockholders. The uses of cash included repayment of debt.

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

In September 2004, two of Ideal’s U.S. Subsidiaries, Ideal Accents Inc. (Ferndale) and T.O.E., Inc., both operating out of the Ferndale, Michigan facility, were notified by Citizens Bank that they were in default of a certain indebtedness that had an outstanding principal balance of approximately $230,000.00.  In response, Ideal decided to surrender specified assets at the Ferndale facility in exchange for a release and discharge of Citizens Bank’s liens on assets of the two U.S. Subsidiaries.  These assets were surrendered on October 8, 2004.  The Ferndale operating facility was shut down shortly thereafter.  At that point, Ideal had only one operating facility remaining in Scarborough, Ontario.

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

To preserve the rights of its two U.S. Subsidiaries, Ideal Accents Inc. (Ferndale) and T.O.E., Inc. to pursue avoidance actions, Ideal filed Chapter 11 petitions for these Subsidiaries in the same Bankruptcy Court as Ideal’s on January 5, 2005.  Ideal has since applied for and been granted an order to jointly administer all three Bankruptcy cases.

Closing of Remaining Operations.  In light of the continued operating losses at the Scarborough facility, owned by Somani Holdings, Inc. (“Somani”), a Canadian Subsidiary of Ideal, Ideal seriously contemplated shutting down this facility by March 31, 2005.  Before it did, however, it attempted to negotiate the sale of Somani to its employees.  These talks carried over into April 2005 but were unsuccessful in the end.  In the absence of additional external funding, Ideal had no choice but to close Somani’s operations on April 30, 2005.  Ideal has no operating facilities currently.

Chapter 11 Progress.  The Initial Case Conference and the 341 Meeting of Creditors have already been completed.  We expect to file the Disclosure Statement and the Draft Plan in the third quarter.

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

Other Legal Actions

An employment discrimination action has been brought against Ideal by a former employee of one of Ideal’s subsidiaries and is under investigation by the Equal Employment Opportunity Commission.

Additionally, a creditor action has been brought against Somani Holdings, Inc., a Canadian subsidiary of Ideal, by Macleod Dixon, LLP., for legal services provided.  The amount claimed is approximately $12,000.

ITEM 2:

CHANGES IN SECURITIES:

The Company has not issued any securities since September 30, 2004.

As of September 30, 2004, Ideal has had 15,563,252 common shares outstanding.

Additionally, as of September 30, 2004, Ideal has had 4,312,450 exchangeable shares which have not been exchanged for common shares in Ideal.  These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares for Ideal.

Therefore, as of September 30, 2004, Ideal on a fully diluted basis has had 19,349,036 common shares outstanding.

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

Dated: May 20, 2005

 /s/ Karim Suleman

_______________________

                                    Karim  Suleman, Chairman, President,

Chief Executive Officer and Chief Financial Officer