Form 10QSB
period 2005-06-30
IDEAL ACCENTS INC
filed 2005-08-15
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Class

Outstanding As of June 30, 2005

Common Stock $ .001 par value

15,563,252

.

PART I: FINANCIAL INFORMATION

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS

AT

JUNE 30, 2005

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Independent Accountants’ Report on Review of Financial Information

1

Consolidated Balance Sheets at June 30, 2005 (Unaudited)

  and December 31, 2004

2

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the

  Six Months Ended June 30, 2005 and 2004 (Unaudited)

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

  for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

4

Consolidated Statements of Cash Flows for the Six Months Ended

  June 30, 2005 and 2004 (Unaudited)

5

Notes to Consolidated Financial Statements

6-8

- - - - - - - - - - - - - - -

Independent Accountants’ Report on Consolidated Supplementary Information

i

Consolidated Supplementary Schedules of Cost of Goods Sold and

  General and Administrative Expenses for the Six Months Ended

  June 30, 2005 and 2004 (Unaudited)

ii

INDEPENDENT AUDITORS’ REPORT ON REVIEW OF FINANCIAL INFORMATION

Ideal Accents, Inc. and Subsidiaries

(A Florida Corporation)

Miami, Florida

We have reviewed the accompanying consolidated balance sheet of Ideal Accents, Inc. and Subsidiaries (A Florida Corporation) as of June 30, 2005, the related consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004, consolidated statements of changes in stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2005 and 2004.  All information included in these financial statements is the responsibility of the management of Ideal Accents, Inc. and Subsidiaries.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet (presented herein) of Ideal Accents, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of changes in stockholders’ equity (deficit), operations, and cash flows for the year then ended (not presented herein); and in our report, dated February 23, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects.  No auditing procedures have been performed subsequent to the date of our report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note E to the financial statements, the Company has  incurred substantial net losses for each of the past two years.  At June 30, 2005, current liabilities exceed current assets by $3,856,578 and total liabilities exceed total assets by $3,838,964.  As discussed in Note A, the Company has filed a voluntary petition under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).  These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements include adjustments as discussed in Note N based on management’s estimate of the outcome of the voluntary petition with the Bankruptcy Code.

Rotenberg & Co., LLP

Rochester, New York

  August 12,, 2005

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$ 3,721	$ —
Accounts Receivable - Net of Allowance for Doubtful Accounts	8,539	48,526
Inventory - Net of Valuation Allowance	25,367	22,885
Prepaid Expenses and Other Current Assets	7,772	7,927

Total Current Assets	45,399	79,338

Property and Equipment - Net of Accumulated Depreciation	8,984	12,273

Other Assets	3,926	3,990

Total Assets	$ 58,309	$ 95,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable - Pre Petition	$ 1,726,000	$ 1,726,000
Accounts Payable - Post Petition	492,642	451,975
Lines of Credit	101,630	128,549
Notes and Capital Leases Payable - Due Within One Year	104,425	104,425
Accrued Payroll	52,797	49,917
Due to Related Party - Due Within One Year	1,322,444	1,253,184
Accrued Liabilities and Other Current Liabilities	9,129	62,630
Notes Payable - Officers/Stockholders	88,206	102,553

Total Liabilities	3,897,273	3,879,233

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Retained Earnings (Deficit)	(5,012,304)	(4,919,953)
Accumulated Comprehensive Income (Loss)	(232,367)	(269,386)

Total Stockholders' Deficit	(3,838,964)	(3,783,632)

Total Liabilities and Stockholders' Deficit	$ 58,309	$ 95,601

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

					Accumulated
	Number		Additional	Retained	Comprehensive	Total
	of	Common	Paid-In	Earnings	Income	Stockholders’
	Shares	Stock	Capital	(Deficit)	(Loss)	Equity (Deficit)

Balance - January 1, 2004	9,968,255	$ 9,969	$ 59,413	$(3,099,561)	$ (160,878)	$(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	40,000
Common Stock Issued in Exchange for Services Rendered	100,000	100	30,493			30,593
Common Stock Issued in Exchange for Debt	3,834,783	3,835	1,116,835			1,120,670
Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)			—
Common Stock Issued in Exchange for Stock Subscriptions	145,040	145	92,251			92,396

Net Loss for the Period Ended	—	—	—	(555,306)	—	(555,306)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	23,549	23,549

Balance - June 30, 2004	15,036,586	15,037	1,338,004	(3,654,867)	(137,329)	(2,439,155)

Common Stock Issued in Exchange for Services Rendered	526,666	526	52,140	—	—	52,666
Common Stock Issued in Exchange for Debt	—	—	—	—	—	—

Net Loss for the Period Ended	—	—	—	(1,265,086)	—	(1,265,086)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(132,057)	(132,057)

Balance - December 31, 2004	15,563,252	15,563	1,390,144	(4,919,953)	(269,386)	(3,783,632)

Net Loss for the Period Ended	—	—	—	(92,351)	—	(92,351)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	37,019	37,019

Balance - June 30, 2005	15,563,252	$ 15,563	$ 1,390,144	$(5,012,304)	$ (232,367)	$(3,838,964)

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
Discontinued Operations:
Sales	$ 35,324	$ 1,593,052	$ 136,100	$ 3,001,480

Cost of Goods Sold	29,831	1,248,084	145,030	2,320,520

Gross Profit	5,493	344,968	(8,930)	680,960

Operating Expenses
Advertising and Promotion	1,020	33,584	1,665	51,758
Selling, General and Administrative	24,571	472,582	71,117	993,051
Depreciation and Amortization	1,506	40,987	3,035	82,956
Interest	3,573	72,627	6,306	108,501

Total Operating Expenses	30,670	619,780	82,123	1,236,266

Loss From Operations Before Provision for (Benefit from) Taxes	(25,177)	(274,812)	(91,053)	(555,306)

Provision for (Benefit from) Taxes	(10)	—	1,298	—

Net Loss	$ (25,167)	$ (274,812)	$ (92,351)	$ (555,306)

Comprehensive Income (Loss)
Foreign Currency Translation	17,713	9,187	37,019	23,549

Comprehensive Income (Loss)	$ (7,454)	$ (265,625)	$ (55,332)	$ (531,757)

Income (Loss) Per Common Share -
Basic	$ (0.00)	$ (0.04)	$ (0.01)	$ (0.08)
Diluted	$ (0.00)	$ (0.04)	$ (0.01)	$ (0.08)

Weighted Average Number of
Common Shares Outstanding -
Basic	15,563,252	7,042,618	15,563,252	6,631,405
Diluted	15,563,252	7,042,618	15,563,252	6,631,405

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Unaudited
Six Months Ended June 30,	2005	2004

Cash Flows from Operating Activities
Net Loss	$ (92,351)	$(555,306)

Non-Cash Adjustments:
Bad Debt Expense	6,563	—
Depreciation and Amortization	3,035	82,956
Common Stock Issued in Exchange for Services Rendered	—	22,945

Changes in Assets and Liabilities
Accounts Receivable	33,424	161,478
Inventory	(2,482)	20,107
Prepaid Expenses and Other Current Assets	155	(2,823)
Other Assets	64	(2,517)
Accounts Payable	40,667	(36,755)
Accrued Payroll	2,880	19,908
Accrued Liabilities and Other Current Liabilities	(53,247)	(37,903)

Net Cash Flows from Operating Activities	(61,292)	(327,910)

Cash Flows from Investing Activities
Purchases of Property and Equipment	—	(16,146)

Net Cash Flows from Investing Activities	—	(16,146)

Cash Flows from Financing Activities
Net Repayment of Lines of Credit	(26,919)	(20,755)
Repayment from Notes and Capital Leases Payable	—	(99,312)
Proceeds from Stock Subscriptions	—	36,284
Net Repayment of Notes Payable - Officers/Stockholders	(14,347)	125,100
Proceeds from Related Parties	69,260	241,449
Proceeds from Issuance of Common Stock	—	40,000

Net Cash Flows from Financing Activities	27,994	322,766

Effect of Exchange Rate Changes on Cash and Cash Equivalents	37,019	23,549

Net Change in Cash and Cash Equivalents	3,721	2,259

Cash and Cash Equivalents - Beginning of Period	—	11,016

Cash and Cash Equivalents - End of Period	$ 3,721	$ 13,275

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common Stock Issued in Exchange for Services Rendered	—	30,593
Common Stock Issued in Exchange of Debt	—	1,120,670
Common Stock Issued in Exchange for Exchangeable Shares	—	938
Common Stock Issued in Exchange for Stock Subscriptions	—	92,396

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 6,306	$ 84,100
Taxes	$ 1,298	$ —

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

In addition, on October 8, 2004, the Company ceased all U.S. operations and on April 30, 2005 the Company ceased its Canadian operation.  Due to the apparent insolvency of the Debtor, the possible de-listing of the Company’s stock from the OTC Bulletin Board, and an attempt to reduce secured loan obligations, the Company was concerned that, among other things, Canadian insolvency laws might require commencement of a Canadian insolvency proceeding or that Canadian creditors might commence involuntary proceedings.  For these reasons, among others, the Company commenced the Chapter 11 proceeding in order to preserve any remaining value and to prevent a race by creditors to foreclose on such remaining property and to investigate whether potential causes of action exist as to certain pre-petition transfers.

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

Note D -

Common Stock Transactions

During the quarter ended June 30, 2004, the Company issued 100,000 of common stock to officers of the Company for services rendered during 2004 in the amount of $30,493.

During the quarter ended June 30, 2004, the Company exchanged 938,508 of common stock to holders of exchangeable shares of Ideal Accents (Nova Scotia) Company, a Nova Scotia corporation and Ideal Accents Holding, Inc., an Ontario corporation.  The Company acquired all the common stock of the two Canadian companies through the issuance of common stock and exchangeable shares during December 2001.  The exchangeable shares can converted into common stock of Ideal for a total of 5,250,958 common shares.

- continued -

- # -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -

Common Stock Transactions - continued

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

Note E -

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2005, current liabilities exceed current assets by $3,856,578, and total liabilities exceed total assets by $3,838,964. On October 13, 2004, the Company filed for Bankruptcy protection (Note A).

In view of these matters, the Company has recorded impairment losses on substantially all of its assets as of December 31, 2004 to reflect realizable value upon liquidation.

Note F -

Discontinued Operations

Due to the bankruptcy of the Company (Note A), all operations are considered discontinued.

Certain expenses attributable to discontinued operations have been allocated based upon the period to which they are applicable.  Earnings per share with respect to discontinued operations do not materially differ from earnings per share presented on net income.

- # -

INDEPENDENT ACCOUNTANTS’ REPORT ON CONSOLIDATED SUPPLEMENTARY INFORMATION

Ideal Accents, Inc. and Subsidiaries

(A Florida Corporation)

Miami, Florida

Our report on our review of the consolidated financial statements of Ideal Accents, Inc. and Subsidiaries for the period ended June 30, 2005 and 2004 appears on page 1.  That review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.  The information included in the accompanying supplementary schedules is presented only for supplementary analysis purposes.  Such information has been subjected to the inquiry and analytical procedures applied in the review of the consolidated financial statements and we are not aware of any material modifications that should be made thereto.

Rotenberg & Co., LLP

Rochester, New York

  August 12, 2005

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED SUPPLEMENTARY SCHEDULES (UNAUDITED)
	Unaudited
Six Months Ended June 30,	2005	2004

Cost of Goods Sold
Delivery Gas and Maintenance	$ 2,145	$ 28,406
Materials and Supplies	99,067	606,425
Other Expenses	123	9,259
Shop Maintenance	1,036	13,446
Temp Services: Leased Employees	39,579	389,900
Utilities	3,080	25,000

Total Cost of Goods Sold	$ 145,030	$ 1,072,436

Selling, General and Administrative
General Insurance	$ 2,719	$ 26,959
Legal and Accounting	21,371	29,531
Meals and Entertainment	381	13,896
Office Expenses	20,300	56,716
Property Taxes	—	160
Rent	15,091	77,129
Telephone	2,044	26,639
Temp Services: Leased Employees	9,211	289,439

Total Selling, General and Administrative	$ 71,117	$ 520,469

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTHS ENDED

JUNE 30, 2005 AND 2004

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

Introduction.  Ideal sold and installed a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Toronto (Scarborough), Ontario, Canada.

Ideal generated revenue by the sale and installation of the following accessories: Power Moonroofs, Manual & Topsliding Sunroofs, Carriage Roofs, Custom Tops, Leather Seat Covers and Trim, Spoilers, Wood Dashes, Ground Effects, Truck Accessories, Mobile Electronics, Entertainment Systems, Navigation Systems, Telematics, and other Styling and Functional Accessories.

The following discussion and analysis of Ideal's financial condition and results of operations should be read in conjunction with the financial statements appearing in this Form 10QSB.

Results Of Operations.  The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	June 30
	2005		2004

Discontinued Operations:
Sales	$ 35,324	100.00%	$ 1,593,052	100.00%

Cost of Goods Sold	29,831	84.45%	1,248,084	78.35%

Gross Profit	5,493	15.55%	344,968	21.65%

Operating Expenses
Advertising and Promotion	1,020	2.89%	33,584	2.11%
Selling, General and Administrative	24,571	69.56%	472,582	29.67%
Depreciation and Amortization	1,506	4.26%	40,987	2.57%
Interest	3,573	10.11%	72,627	4.56%

Total Operating Expenses	30,670	86.82%	619,780	38.91%

Loss From Operations Before Provision for Taxes	(25,177)	-71.27%	(274,812)	-17.25%

Provision for (Benefit from) Taxes	(10)	-0.03%	—	0.00%

Net Loss	$ (25,167)	-71.25%	$ (274,812)	-17.25%

Comprehensive Income (Loss)
Foreign Currency Translation	17,713	50.14%	9,187	0.58%

Comprehensive Income (Loss)	$ (7,454)	-21.10%	$ (265,625)	-16.67%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004.

Sales.  Sales for the period ended June 30, 2005, decreased by $1,557,728 or 97.78% to $35,324 from $1,593,052 for the period ended June 30, 2004. The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets. The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased. The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America). Our Michigan stores, which contributed more than 90% of Company sales, and which accessorized domestics in far greater percentage than imports, were significantly impacted by this second factor. And the third factor was the discontinued operations and transfer of assets to a senior secured creditor for our U.S. operations and facilities and the discontinued Canadian operation.

Cost Of Goods Sold-Material Costs.  Material costs for the period ended June 30, 2005 was $18,965 or 53.69% of sales compared to $712,800 or 44.74% of sales for the period ended June 30, 2004.  The increase in material costs as a percentage of sales occurred because sales were driven almost exclusively by liquidation level pricing discounts.

Cost Of Goods Sold-Labor And Overhead.  Labor and Overhead costs for the period ended June 30, 2005 was $10,866 or 30.76% of sales compared to $535,284 or 33.60% of sales for the period ended June 30, 2004.

Selling, General And Administrative Expenses.  Selling, general and administrative expenses for the period ended June 30, 2005 was $24,571 or 69.56% of sales compared to $472,582 or 29.67% of sales for the period ended June 30, 2004. The increase in selling, general and administrative expenses as a percentage of sales occurred because cuts in these expenses were not commensurate with the drop in sales.

Depreciation And Amortization Expense.  Depreciation and amortization expense decreased by $39,481 to $1,506 during the period ended June 30, 2005 from $40,987 for the period ended June 30, 2004. The decrease was primarily attributable to the loss of assets to a secured creditor in our U.S. operations.

Interest Expense.  Interest expense for the period ended June 30, 2005 decreased by $69,054 to $3,573 from $72,627 for the period ended June 30, 2004. The decrease in interest expense is due to our surrender of assets in exchange for cancellation of installment loans and our filing of the Chapter 11 Petition.

Net Loss.  The net loss for the period ended June 30, 2005 decreased by $249,645 to a net loss of $(25,167) from a net loss of $(274,812) for the period ended June 30, 2004 due to the factors discussed above.

Comprehensive Income (Loss).  Comprehensive loss for the period ended June 30, 2005 decreased by $258,171 to a comprehensive loss of $(7,454) from a comprehensive loss of $(265,625) for the period ended June 30, 2004. The decrease in the comprehensive loss was partly attributable to the increase in the translation gain in foreign currency used in the Company's Canadian subsidiary operations.

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

The following table sets forth statements of operations data of Ideal expressed as a percentage of sales for the periods indicated:

	Six Months Ended
	June 30
	2005		2004

Discontinued Operations:
Sales	$ 136,100	100.00%	$ 3,001,480	100.00%

Cost of Goods Sold	145,030	106.56%	2,320,520	77.31%

Gross Profit	(8,930)	-6.56%	680,960	22.69%

Operating Expenses
Advertising and Promotion	1,665	1.22%	51,758	1.72%
Selling, General and Administrative	71,117	52.25%	993,051	33.09%
Depreciation and Amortization	3,035	2.23%	82,956	2.76%
Interest	6,306	4.63%	108,501	3.61%

Total Operating Expenses	82,123	60.34%	1,236,266	41.19%

Loss From Operations Before Provision for Taxes	(91,053)	-66.90%	(555,306)	-18.50%

Provision for (Benefit from) Taxes	1,298	0.95%	—	0.00%

Net Loss	$ (92,351)	-67.86%	$ (555,306)	-18.50%

Comprehensive Income (Loss)
Foreign Currency Translation	37,019	27.20%	23,549	0.78%

Comprehensive Income (Loss)	$ (55,332)	-40.66%	$ (531,757)	-17.72%

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004.

Sales.  Sales for the period ended June 30, 2005, decreased by $2,865,380 or 95.47% to $136,100 from $3,001,480 for the period ended June 30, 2004. The decrease was attributable to three principal factors in the Detroit, Michigan and Toronto, Ontario automotive markets. The first factor was the decline of new car sales, specifically the decline of new car sales for which accessories were purchased. The second factor was the greater decline of new car sales of domestics (i.e., cars manufactured in North America) than of imports (i.e., cars manufactured outside North America). Our Michigan stores, which contribute more than 90% of Company sales, and which accessorize domestics in far greater percentage than imports, were significantly impacted by this second factor. And the third factor was the discontinued operations and transfer of assets to a senior secured creditor for our U.S. facilities and operations and the discontinued Canadian operation.

Cost Of Goods Sold-Material Costs.  Material costs for the period ended June 30, 2005 was $105,451 or 77.48% of sales compared to $1,467,095 or 48.88% of sales for the period ended June 30, 2004.  The increase in material costs as a percentage of sales occurred because sales were driven almost exclusively by liquidation level pricing discounts.

Cost Of Goods Sold-Labor And Overhead.  Labor and Overhead costs for the period ended June 30, 2005 was $39,579 or 29.08% of sales compared to $853,425 or 28.43% of sales for the period ended June 30, 2004.

Selling, General And Administrative Expenses.  Selling, general and administrative expenses for the period ended June 30, 2005 was $71,117 or 52.25% of sales compared to $993,051 or 33.09% of sales for the period ended June 30, 2004. The increase in selling, general and administrative expenses as a percentage of sales occurred because cuts in these expenses were not commensurate with the drop in sales.

Depreciation And Amortization Expense.  Depreciation and amortization expense decreased by $79,921 to $3,035 during the period ended June 30, 2005 from $82,956 for the period ended June 30, 2004. The decrease was primarily attributable to the loss of assets to a secured creditor in our U.S. operations.

Interest Expense.  Interest expense for the period ended June 30, 2005 decreased by $102,195 to $6,306 from $108,501 for the period ended June 30, 2004. The decrease in interest expense is due to our surrender of assets in exchange for cancellation of installment loans and our filing of the Chapter 11 Petition.

Net Loss.  The net loss for the period ended June 30, 2005 decreased by $462,955 to a net loss of $(92,351) from a net loss of $(555,306) for the period ended June 30, 2004 due to the factors discussed above.

Comprehensive Income (Loss).  Comprehensive loss for the period ended June 30, 2005 decreased by $476,425 to a comprehensive loss of $(55,332) from a comprehensive loss of $(531,757) for the period ended June 30, 2004. The decrease in the comprehensive loss was partly attributable to the increase in the translation gain in foreign currency used in the Company's Canadian subsidiary operations.

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

Capital Resources And Liquidity.

Cash used in operations was $61,292 and $327,910 for the period ended June 30, 2005 and 2004, respectively. Reducing the cash used in operations was a result of a decrease in accounts receivable and inventory and an increase in accounts payable and accrued liabilities.

Cash used in investing activities was $Nil and $16,146 for the period ended June 30, 2005 and 2004, respectively.

Cash flow provided from financing activities was $27,994 and $322,766 for the period ended June 30, 2005 and 2004. The sources of cash from financing activities included advances from a related party, officers and stockholders. The uses of cash included repayment of debt.

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

Closing of Remaining Operations.  In light of the continued operating losses at the Scarborough facility, owned by Somani Holdings, Inc. (“Somani”), a Canadian Subsidiary of Ideal, Ideal seriously contemplated shutting down this facility by June 30, 2005.  Before it did, however, it attempted to negotiate the sale of Somani to its employees.  These talks carried over into April 2005 but were unsuccessful in the end.  In the absence of additional external funding, Ideal had no choice but to close Somani’s operations on April 30, 2005.  Ideal has no operating facilities currently.

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

Securing Merger-Partner.  To place Ideal on a fiscally sound footing when it emerges from Chapter 11 will require that it successfully negotiate a merger with a Merger-Partner that is financially sound itself.  If Ideal does not succeed in negotiating such a merger, it will have no choice but to file a straight Chapter 7 liquidation plan, in which event our shareholders will lose their entire investment.

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

Dated: August 15, 2005

 /s/ Karim Suleman

_______________________

Karim  Suleman, Chairman, President,

Chief Executive Officer and Chief Financial Officer