Form 10QSB
period 2005-09-30
IDEAL ACCENTS INC
filed 2005-11-15
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Class

Outstanding As of September 30, 2005

Common Stock $ .001 par value

15,563,252

.

PART I: FINANCIAL INFORMATION

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2005

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at September 30, 2005 (Unaudited)

   and December 31, 2004

1

Consolidated Statements of Changes in Stockholders' Deficit for the

  Nine Months Ended September 30, 2005 and 2004 (Unaudited)

2

Consolidated Statements of Operations and Comprehensive Income (Loss)

  for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

3

Consolidated Statements of Cash Flows for the Nine Months Ended

   September 30, 2005 and 2004 (Unaudited)

4

Notes to Consolidated Financial Statements

5-7

Consolidated Supplementary Schedules of Cost of Goods Sold and

  General and Administrative Expenses for the Nine Months Ended

  September 30, 2005 and 2004 (Unaudited)

8

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$ 645	$ —
Accounts Receivable - Net of Allowance for Doubtful Accounts	—	48,526
Inventory - Net of Valuation Allowance	—	22,885
Prepaid Expenses and Other Current Assets	—	7,927

Total Current Assets	645	79,338

Property and Equipment - Net of Accumulated Depreciation	—	12,273

Other Assets	—	3,990

Total Assets	$ 645	$ 95,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable - Pre Petition	$ 1,726,000	$ 1,726,000
Accounts Payable - Post Petition	500,742	451,975
Lines of Credit	93,810	128,549
Notes and Capital Leases Payable - Due Within One Year	104,425	104,425
Accrued Payroll	55,392	49,917
Due to Related Party - Due Within One Year	1,421,790	1,253,184
Accrued Liabilities and Other Current Liabilities	22,253	62,630
Notes Payable - Officers/Stockholders	84,742	102,553

Total Liabilities	4,009,154	3,879,233

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
9,968,255 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Retained Earnings (Deficit)	(5,074,473)	(4,919,953)
Accumulated Comprehensive Income (Loss)	(339,743)	(269,386)

Total Stockholders' Deficit	(4,008,509)	(3,783,632)

Total Liabilities and Stockholders' Deficit	$ 645	$ 95,601

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

					Accumulated
	Number		Additional	Retained	Comprehensive	Total
	of	Common	Paid-In	Earnings	Income	Stockholders’
	Shares	Stock	Capital	(Deficit)	(Loss)	Deficit

Balance - January 1, 2004	9,968,255	$ 9,969	$ 59,413	$(3,099,561)	$ (160,878)	$(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	40,000
Common Stock Issued in Exchange for Services Rendered	626,666	626	82,633	—	—	83,259
Common Stock Issued in Exchange for Debt	3,834,783	3,835	1,116,835	—	—	1,120,670
Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)	—	—	—
Common Stock Issued in Exchange for Stock Subscriptions	145,040	145	92,251	—	—	92,396

Net Loss for the Period Ended	—	—	—	(1,542,106)	—	(1,542,106)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(4,012)	(4,012)

Balance - September 30, 2004	15,563,252	15,563	1,390,144	(4,641,667)	(164,890)	(3,400,850)

Net Loss for the Period Ended	—	—	—	(278,286)	—	(278,286)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(104,496)	(104,496)

Balance - December 31, 2004	15,563,252	15,563	1,390,144	(4,919,953)	(269,386)	(3,783,632)

Net Loss for the Period Ended	—	—	—	(154,520)	—	(154,520)

Comprehensive Income (Loss) for the Period Ended	—	—	—	—	(70,357)	(70,357)

Balance - September 30, 2005	15,563,252	$ 15,563	$ 1,390,144	$(5,074,473)	$ (339,743)	$(4,008,509)

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Discontinued Operations:
Sales	$ 1,191	$ 1,451,355	$ 137,291	$ 4,452,835

Cost of Goods Sold	1,270	1,374,138	146,300	3,694,658

Gross Profit	(79)	77,217	(9,009)	758,177

Operating Expenses
Advertising and Promotion	15	8,636	1,680	60,394
Selling, General and Administrative	13,844	733,509	84,961	1,726,560
Depreciation and Amortization	1,558	41,261	4,593	124,217
Interest	1,965	46,380	8,271	154,881
Impairment of Goodwill	—	21,013	—	21,013
Asset Impairment Writedown	44,697	213,218	44,697	213,218

Total Operating Expenses	62,079	1,064,017	144,202	2,300,283

Loss From Operations Before Provision for Taxes	(62,158)	(986,800)	(153,211)	(1,542,106)

Provision for Taxes	11	—	1,309	—

Net Loss	$ (62,169)	$ (986,800)	$ (154,520)	$ (1,542,106)

Comprehensive Income (Loss)
Foreign Currency Translation	(107,376)	(27,561)	(70,357)	(4,012)

Comprehensive Income (Loss)	$ (169,545)	$ (1,014,361)	$ (224,877)	$ (1,546,118)

Income (Loss) Per Common Share -
Basic	$ (0.01)	$ (0.10)	$ (0.01)	$ (0.19)
Diluted	$ (0.01)	$ (0.10)	$ (0.01)	$ (0.19)

Weighted Average Number of
Common Shares Outstanding -
Basic	15,563,252	10,598,481	15,563,252	7,963,416
Diluted	15,563,252	10,598,481	15,563,252	7,963,416

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2005	2004

Cash Flows from Operating Activities
Net Loss	$(154,520)	$(1,542,106)
Non-Cash Adjustments:
Asset Impairment Writedown	13,541	213,218
Bad Debt Expense	11,974	415,655
Depreciation and Amortization	4,593	124,217
Common Stock Issued in Exchange for Services Rendered	—	83,259
Inventory Impairment Writedown	31,156	288,183
Impairment of Goodwill	—	21,013
Changes in Assets and Liabilities
Accounts Receivable	38,536	190,373
Inventory	(3,728)	46,091
Prepaid Expenses and Other Current Assets	(227)	(4,287)
Other Assets	(96)	(21,389)
Accounts Payable	48,767	(151,362)
Accrued Payroll	5,475	8,706
Accrued Liabilities and Other Current Liabilities	(40,525)	107,976

Net Cash Flows from Operating Activities	(45,054)	(220,453)

Cash Flows from Investing Activities
Purchases of Property and Equipment	—	(18,407)

Net Cash Flows from Investing Activities	—	(18,407)

Cash Flows from Financing Activities
Repayment of Lines of Credit	(34,739)	(28,590)
Repayment from Notes and Capital Leases Payable	—	(117,947)
Proceeds from Stock Subscriptions	—	36,284
Net Proceeds from (Repayment of) Notes Payable - Officers/Stockholders	(17,811)	41,631
Proceeds from Related Parties	168,606	273,966
Proceeds from Issuance of Common Stock	—	40,000

Net Cash Flows from Financing Activities	116,056	245,344

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(70,357)	(4,012)

Net Change in Cash and Cash Equivalents	645	2,472

Cash and Cash Equivalents - Beginning of Period	—	11,016

Cash and Cash Equivalents - End of Period	$ 645	$ 13,488

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common Stock Issued in Exchange for Services Rendered	—	82,633
Common Stock Issued in Exchange of Debt	—	1,120,670
Common Stock Issued in Exchange for Exchangeable Shares	—	938
Common Stock Issued in Exchange for Stock Subscriptions	—	92,396

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
Interest	$ 8,271	$ 154,881
Taxes Paid	$ 1,309	$ —

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

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Basis of Presentation

The condensed consolidated financial statements of Ideal Accents, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto , included in the Company’s Form 10K Annual Report, and other filings with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole.  Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company’s registration s with the SEC and the seasonal fluctuations of the business . Certain financial information that is not required for interim financial reporting purposes has been omitted.

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

Note D -

Common Stock Transactions

During the quarter ended September 30, 2004, the Company issued 626,666 of common stock to officers of the Company for services rendered during 2004 in the amount of $83,259.

During the quarter ended September 30, 2004, the Company exchanged 938,508 of common stock to holders of exchangeable shares of Ideal Accents (Nova Scotia) Company, a Nova Scotia corporation and Ideal Accents Holding, Inc., an Ontario corporation.  The Company acquired all the common stock of the two Canadian companies through the issuance of common stock and exchangeable shares during December 2001.  The exchangeable shares can converted into common stock of Ideal for a total of 5,250,958 common shares.

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

Note E -

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  In addition, the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2005

, current liabilities exceed current assets by $4,008,509, and total liabilities exceed total assets by $4,008,509. On October 13, 2004, the Company filed for Bankruptcy protection (Note A).

In view of these matters, the Company has recorded impairment losses on substantially all of its assets as of December 31, 2004 and September 30, 2005 to reflect realizable value upon liquidation.

Note F -

Discontinued Operations

Due to the bankruptcy of the Company (Note A), all operations are considered discontinued.

Certain expenses attributable to discontinued operations have been allocated based upon the period to which they are applicable.  Earnings per share with respect to discontinued operations do not materially differ from earnings per share presented on net income.

- # -

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED SUPPLEMENTARY SCHEDULES (UNAUDITED)

Nine Months Ended September 30,	2005	2004

Cost of Goods Sold
Delivery Gas and Maintenance	$ 2,164	$ 28,406
Materials and Supplies	99,934	606,425
Other Expenses	124	9,259
Shop Maintenance	1,045	13,446
Temp Services: Leased Employees	39,926	389,900
Utilities	3,107	25,000

Total Cost of Goods Sold	$ 146,300	$ 1,072,436

Selling, General and Administrative
General Insurance	$ 4,341	$ 26,959
Legal and Accounting	21,778	29,531
Meals and Entertainment	384	13,896
Office Expenses	30,963	56,716
Property Taxes	—	160
Rent	16,142	77,129
Telephone	2,062	26,639
Temp Services: Leased Employees	9,291	289,439

Total Selling, General and Administrative	$ 84,961	$ 520,469

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

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

Introduction.  Ideal s old and install ed a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Toronto (Scarborough), Ontario, Canada.

Ideal generate d revenue by the sale and installation of the following accessories: Power Moonroofs, Manual & Topsliding Sunroofs, Carriage Roofs, Custom Tops, Leather Seat Covers and Trim, Spoilers, Wood Dashes, Ground Effects, Truck Accessories, Mobile Electronics, Entertainment Systems, Navigation Systems, Telematics, and other Styling and Functional Accessories.

On October 13, 2004, Ideal filed a voluntary petition under chapter 11 of title 11 of the United States Code with the U.S. Bankruptcy Court of the Southern District of New York.  The assigned case number is 04-16632.

Currently, Ideal has no operating subsidiaries and no operating revenues.

Under its chapter 11 reorganization plan, Ideal’s focus is to propose a merger with a merger-partner that can help provide some recovery to Ideal’s stakeholders.  Whether Ideal will be successful in finding a suitable merger-partner is highly uncertain.

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

Closing of Remaining Operations.  In light of the continued operating losses at the Scarborough facility, owned by Somani Holdings, Inc. (“Somani”), a Canadian Subsidiary of Ideal, Ideal seriously contemplated shutting down this facility as well.  Before it did, however, it attempted to negotiate the sale of Somani to its employees.  These talks carried over into April 2005 but were unsuccessful in the end.  In the absence of additional external funding, Ideal had no choice but to close Somani’s operations on April 30, 2005.  Ideal has no operating facilities currently.

Chapter 11 Progress.  The timing of filing the Disclosure Statement and the Draft Plan will depend on how soon Ideal is able to find a suitable merger-partner.  Whether Ideal will be successful in finding a suitable merger-partner is highly uncertain.

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

As of September 30, 2005, Ideal has 15,563,252 common shares outstanding.

Additionally, as of September 30, 2005, Ideal has 4,312,450 exchangeable shares which have not been exchanged for common shares in Ideal.  These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares for Ideal.

On a fully diluted basis therefore, as of September 30, 2005, Ideal has 19,349,036 common shares outstanding.

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

Dated: November 15 , 2005

 /s/ Karim Suleman

_______________________________

Karim  Suleman, Chairman, President,

Chief Executive Officer and Chief Financial Officer