Form 10KSB
period 2005-12-31
IDEAL ACCENTS INC
filed 2006-04-03
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2005, or

[    ]         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-50427

IDEAL ACCENTS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0888156
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

50 Tiffield Rd., Unit 1Scarborough, Ontario M1V 5B7

(Address of principal executive offices) (Zip Code)

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

[    ]

State issuer's revenues for its most recent fiscal year: $138,773.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of March 31, 2006, was approximately $230,344 based upon the closing price of the issuer's Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April15, 2005, 15,563,252 shares of the issuer's Common Stock were outstanding. No documents are incorporated by reference into this Form 10-KSB.

.

TABLE OF CONTENTS

Part I

Page
Item 1.	Description of Business
Item 2.	Description of Business
Item 3.	Legal Proceedings

Part II

Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Plan of Operation
Item 7.	Financial Statements
Item 8.	Change in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

Part III

Item 9.	Director, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8K
Item 14.	Principal Accountant Fees and Services

.

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

The U.S. Subsidiary Operations – incorporated under the laws of the State of Michigan – include four wholly-owned Subsidiaries:  (i) Ideal Accents, Inc.(Ferndale) (JTM, Inc. d/b/a Motor City Sunroof); (ii) Ideal Accents Inc. (Ann Arbor); (iii) Ideal Accents, Inc.(Taylor); and (iv) T.O.E., Inc.  In the Detroit market, these Subsidiaries, at their peak, serviced up to 78% of the new vehicle dealers.  Prior to the Petition Date, operations of all four U.S. Subsidiaries were consolidated into the Ferndale location, and, as explained below, assets were transferred to a senior secured creditor in return for the forgiveness of certain debt.  On January 5, 2005, Ideal Accents, Inc. (Ferndale) and T.O.E., Inc. filed Voluntary Chapter 11 Petitions.

The Canadian Subsidiary Operations – incorporated under the laws of Canada – include two wholly-owned Subsidiaries:  (i) Ideal Accents (Nova Scotia Company); and (ii) Ideal Accents Holdings, Inc. (Somani Holdings, Inc. (d/b/a/ Automotive Sunroof Company) and AutoFun Canada, Inc.  In the Toronto market, these Subsidiaries, at their peak, serviced up to 40% of the new vehicle dealers.

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

The shareholders of Ideal did not vote on any matters during the year ended December 31, 2005.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol IACE. Our shares were listed on the OTC Bulletin Board as of February 10, 2004 and did not trade during 2003.

As of December 31, 2005, the number of record holders of Common Stock was approximately 702.  The most recent bid price for the Company’s shares of common stock was $0.002 per share.

The following table sets forth, for the quarter indicated, the range of high and low bid prices of the Company’s commons stock:

	HIGH (in cents)	LOW (in cents)
Fiscal 2005	.05	.015
March 31.04		.015
June 30.045		.015
September 30.05		.035
December 31.04		.03

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

RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended December 31, 2005, the Company did not issue any shares in its common stock:

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

INTRODUCTION.  Ideal sold and installed a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Detroit, Michigan and Toronto (Scarborough), Ontario, Canada.

Ideal generated revenues by the sale and installation of the following accessories: Power Moonroofs, Manual & Topsliding Sunroofs, Carriage Roofs, Custom Tops, Leather Seat Covers and Trim, Spoilers, Wood Dashes, Ground Effects, Truck Accessories, Mobile Electronics, Entertainment Systems, Navigation Systems, Telematics, and other Styling and Functional Accessories.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, he Company's internal control over financial reporting.

PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The following individuals sit on the Board of Directors of Ideal. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Ideal.

Karim K. Suleman

Chairman of the Board of Directors

James A. Ditanna

Director

MANAGEMENT

Karim K. Suleman

CEO, President, CFO, Secretary and Treasurer

KARIM SULEMAN, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER,

CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER

AGE: 45

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

JAMES A. DITANNA, DIRECTOR

AGE:  54

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during 2005, Joseph P. O'Connor, Ayaz M. Somani and Karim Suleman failed to timely file a Form 3 to report their ownership of shares of Common Stock.

ITEM 10 EXECUTIVE COMPENSATION

The following summary compensation table sets forth the cash compensation earned for the fiscal years ended December 31, 2004 and 2005, by Ideal's highest compensated executive officers and the compensation to be paid to such officers in 2006.

NAME & PRINCIPAL POSITION	YEAR	SALARY

Joseph P. O’Connor, Chairman & CEO (former)	2005	$ 0
	2004	$ 131,250

Ayaz M. Somani, President (former)	2005	$ 0
	2004	$ 0

Karim Suleman, Chairman, President, CEO, CFO, Secretary, Treasurer & Director	2006	$ 0
	2005	$ 0
	2004	$ 125,000

James A. Ditanna, Director	2006	$ 0
	2005	$ 0
	2004	$ 0

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

COLLECTIVELY, THE FORMER AND CURRENT OFFICERS AND DIRECTORS OF IDEAL OWN 48.11% OF ALL SHARES ELIGIBLE TO VOTE ON MATTERS TO BE DECIDED BY SHAREHOLDERS OF IDEAL.

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

.

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

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND EXPENSES

Audit Fees.  The Company paid to Rotenberg & Co., LLP audit and audit related fees of approximately $2,500 and $78,500 for 2005 and 2004, respectively.

Tax Fees.  The Company paid to Rotenberg & Co., LLP fees for tax services for 2005 and 2004 of approximately $0 and $9,025, respectively.

.

* * * * *

.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized,  on the 30th day of March, 2006.

IDEAL ACCENTS, INC.

By:

/s/   Karim Suleman

Karim Suleman, Chairman, President,

Chief Executive Officer and Chief

Financial Officer

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
DECEMBER 31, 2005

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2005 and 2004

2

Consolidated Statements of Changes in Stockholders' Deficit for the

  Years Ended December 31, 2005 and 2004

3

Consolidated Statements of Operations and Comprehensive Loss for the

  Years Ended December 31, 2005 and 2004

4

Consolidated Statements of Cash Flows for the Years Ended December 31,

  2005 and 2004

5

Notes to Consolidated Financial Statements

6-12

- - - - - - - - - - - - - - - -

Consolidated Supplementary Schedules for the Years Ended December 31,

  2005 and 2004

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  and Stockholders

Ideal Accents, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ideal Accents, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ideal Accents, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Rotenberg & Co., LLP

Rochester, New York

March 31, 2006

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$ 6,168	$ —
Accounts Receivable - Net of Allowance for Doubtful Accounts	—	48,526
Inventory - Net of Valuation Allowance	—	22,885
Prepaid Expenses and Other Current Assets	—	7,927

Total Current Assets	6,168	79,338

Property and Equipment - Net of Accumulated Depreciation	—	12,273

Other Assets	—	3,990

Total Assets	$ 6,168	$ 95,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$ 474,572	$ 451,975

Total Post-Petition Liabilities	$ 474,572	$ 451,975

Pre-Petition Liabilities	3,242,871	3,427,258

Total Liabilities	$ 3,717,443	$ 3,879,233

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Deficit	(4,768,769)	(4,919,953)
Accumulated Comprehensive Loss	(348,213)	(269,386)

Total Stockholders' Deficit	(3,711,275)	(3,783,632)

Total Liabilities and Stockholders' Deficit	$ 6,168	$ 95,601

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Number		Additional		Accumulated	Total
	of	Common	Paid-In		Comprehensive	Stockholder’s
	Shares	Stock	Capital	Deficit	Loss	Deficit

Balance - January 1, 2004	9,968,255	$ 9,969	$ 59,413	$(3,099,561)	$ (160,878)	$(3,191,057)

Common Stock Issued for Cash	50,000	50	39,950	—	—	40,000

Common Stock Issued in Exchange for Services Rendered	626,666	626	82,633	—	—	83,259

Common Stock Issued in Exchange of Debt	3,834,783	3,835	1,116,835	—	—	1,120,670

Common Stock Issued in Exchange for Stock Subscriptions	145,040	145	92,251	—	—	92,396

Common Stock Issued in Exchange for Exchangeable Stock	938,508	938	(938)	—	—	—

Net Loss	—	—	—	(1,820,392)	—	(1,820,392)

Comprehensive Loss	—	—	—	—	(108,508)	(108,508)

Balance - December 31, 2004	15,563,252	15,563	1,390,144	(4,919,953)	(269,386)	(3,783,632)

Net Income	—	—	—	151,184	—	151,184

Comprehensive Loss	—	—	—	—	(78,827)	(78,827)

Balance - December 31, 2005	15,563,252	$ 15,563	$ 1,390,144	$(4,768,769)	$(348,213)	$(3,711,275)

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,	2005	2004

Discontinued Operations:
Sales	$ 138,773	$ 4,914,072

Cost of Goods Sold	147,879	3,865,901

Gross Profit	(9,106)	1,048,171

Operating Expenses (Income)
Advertising and Promotion	1,698	46,592
Asset Impairment Writedown	44,507	818,121
Selling, General and Administrative	89,392	1,684,802
Forgiveness of Debt	(311,595)	—
Depreciation and Amortization	4,643	135,948
Impairment of Goodwill	—	21,013
Interest	9,741	162,087

Total Operating Expenses (Income)	(161,614)	2,868,563

Income (Loss) From Discontinued Operations Before Provision for Taxes	152,508	(1,820,392)

Provision for Taxes	1,324	—

Net Income (Loss)	151,184	(1,820,392)

Comprehensive Income (Loss)
Foreign Currency Translation	(78,827)	(108,508)

Comprehensive Income (Loss)	$ 72,357	$(1,928,900)

Loss Per Common Share -
Basic	$ 0.01	$ (0.21)
Diluted	$ 0.01	$ (0.21)

Weighted Average Number of Common Shares Outstanding -
Basic	15,563,252	8,624,796
Diluted	15,563,252	8,624,796

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004

Cash Flows from Operating Activities
Net Income (Loss)	$ 151,184	$(1,820,392)
Non-Cash Adjustments
Asset Impairment Writedown	13,541	818,121
Bad Debt Expense	11,974	14,840
Common Stock Issued in Exchange for Services Rendered	—	83,259
Depreciation and Amortization	4,643	135,948
Forgiveness of Debt	(311,595)	—
Impairment of Goodwill	—	21,013
Inventory Impairment Writedown	31,156	—
Changes in Assets and Liabilities
Accounts Receivable	38,536	263,538
Inventory	(3,728)	51,003
Prepaid Expenses and Other Current Assets	(227)	(2,303)
Other Assets	(96)	24,152
Accounts Payable	37,597	22,300
Accrued Payroll	5,721	28,190
Accrued Liabilities and Other Current Liabilities	(39,255)	151,079

Net Cash Flows from Operating Activities	(60,549)	(209,252)

Cash Flows from Investing Activities
Purchases of Property and Equipment	—	(19,125)

Net Cash Flows from Investing Activities	—	(19,125)

Cash Flows from Financing Activities
Repayment of Lines of Credit	(42,902)	(29,855)
Repayment of Notes and Capital Leases Payable	—	(117,948)
Proceeds (Repayment) of Notes Payable - Officers/Stockholders	(17,923)	33,881
Proceeds from Related Parties	206,369	352,397
Proceeds from Issuance of Stock Subscriptions	—	36,284
Proceeds from Issuance of Common Stock	—	40,000

Net Cash Flows from Financing Activities	145,544	314,759

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(78,827)	(97,398)

Net Change in Cash and Cash Equivalents	6,168	(11,016)

Cash and Cash Equivalents - Beginning of Year	—	11,016

Cash and Cash Equivalents - End of Year	$ 6,168	$ —

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31,	2005	2004

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Common Stock Issued in Exchange for Services Rendered	$ —	$ 83,259
Common Stock Issued in Exchange of Debt	—	1,120,670
Common Stock Issued in Exchange of Stock Subscriptions	—	92,396
Common Stock Issued in Exchange for Exchangeable Stock	—	938

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 9,741	$ 162,087
Taxes Paid	$ 1,324	$ —

The accompanying notes are an integral part of these financial statements.

- # -

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -

Organization and Going Concern

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

The Company ceased all U.S. operations during October 2004 and all Canadian operations during March, 2005.  The Company is currently attempting to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

The accompanying financial statements are prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The statements of financial position distinguish pre-petition liabilities from post-petition liabilities.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

- continued -

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -

Organization and Going Concern - continued

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

- continued -

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies - continued

Advertising Expenses

Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $1,698 and $46,592 for the years ended December 31, 2005 and 2004, respectively.  The Company did not incur any direct-response advertising costs during 2005 and 2004.

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

- continued -

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

Asset Impairment

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

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -

Property and Equipment

Property and equipment consisted of the following:

December 31,	2005	2004

Vehicles	$ —	$ 830
Equipment	—	53,465
Office Equipment	—	35,877
Leasehold Improvements	—	67,294
	$ —	$ 157,466
Less: Accumulated Depreciation	—	145,193

Net Property and Equipment	$ —	$ 12,273

Depreciation expense for the years ended December 31, 2005 and 2004 $4,643 was and $84,164, respectively.

Note D -   Pre-Petition Liabilities

Pre-Petition Liabilities consisted of the following:

December 31,	2005	2004

Accounts Payable	$ 1,800,796	$ 1,830,475
Lines of Credit	85,647	128,549
Note Payable – Charter Bank	5,346	5,346
Capital Lease Payable – GE Capital	57,682	51,691
Capital Lease Payable – Compaq Financial Services	33,611	30,555
Capital Lease Payable – Hewlett-Packard Financial Services	18,516	16,833
Accrued Payroll	46,332	49,917
Due to Related Party	1,100,351	1,148,709
Accrued Liabilities and Other Current Liabilities	9,960	62,630
Notes Payable – Officers/Stockholders	84,630	102,553

Total Pre-Petition Liabilities	$ 3,242,871	$ 3,427,258

Note E -

Related Party Transactions

Due to Related Party

The Company had cash advances and payments from AVG, which is owned by principal stockholders of the Company, amounting to $1,100,351 and $1,148,709, at December 31, 2005 and 2004, respectively.  The notes contain no formal repayment terms, and no interest has been imputed for the fiscal year 2005 due to the filing of bankruptcy of the Company

- continued -

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -

Related Party Transactions - continued

Notes Payable - Officers/Stockholders

During 2005 and 2004, the Company received advances and payments from principal stockholders of $84,630 and $102,553. The notes contain no formal repayment terms, and no interest has been imputed for the years ending December 31, 2005 and 2004.

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

Note G -

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

Note H -

Common Stock Transactions

During the quarter ended March 31, 2004, the Company issued 626,666 of common stock to officers of the Company for services rendered during 2004 in the amount of $83,259.

- continued -

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -

Common Stock Transactions - continued

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

Note I -

Asset Impairment Writedown

Due to the Company’s filing of Chapter 11 bankruptcy (Note A), the following assets were written down to fair value based on prices for similar assets:

December 31,	2005	2004

Inventory	$ 31,156	$ 299,137
Fixed Assets	9,162	238,225
Intangible Assets	––	11,110
Other Assets	4,189	269,649

Total Asset Impairment Writedown (Included in Operating Expenses)	$ 44,507	$ 818,121