Form 10QSB
period 2006-03-31
IDEAL ACCENTS INC
filed 2006-05-11
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Class

Outstanding As of March 31, 2006

Common Stock $ .001 par value

15,563,252

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
MARCH 31, 2006

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2006 (Unaudited)

 and December 31, 2005

2

Consolidated Statements of Changes in Stockholders' Deficit for the

  Three Months Ended March 31, 2006 and 2005 (Unaudited)

3

Consolidated Statements of Operations and Comprehensive Loss for the

  Three Months Ended March 31, 2006 and 2005 (Unaudited)

4

Consolidated Statements of Cash Flows from Discontinued Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

5

Notes to Consolidated Financial Statements

6-12

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$ 5,607	$ 6,168
Accounts Receivable - Net of Allowance for Doubtful Accounts	—	—
Inventory – Net of Valuation Allowance	—	—
Prepaid Expenses and Other Current Assets	—	—

Total Current Assets	5,607	6,168

Property and Equipment - Net of Accumulated Depreciation	—	—

Other Assets	—	—

Total Assets	$ 5,607	$ 6,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$ 468,740	$ 474,572

Total Post-Petition Liabilities	$ 468,740	$ 474,572

Pre-Petition Liabilities	3,248,892	3,242,871

Total Liabilities	$ 3,717,632	$ 3,717,443

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Deficit	(4,772,655)	(4,768,769)
Accumulated Comprehensive Loss	(345,077)	(348,213)

Total Stockholders' Deficit	(3,712,025)	(3,711,275)

Total Liabilities and Stockholders' Deficit	$ 5,607	$ 6,168

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Number		Additional		Accumulated	Total
	of	Common	Paid-In		Comprehensive	Stockholder’s
	Shares	Stock	Capital	Deficit	Loss	Deficit

Balance - January 1, 2005	15,563,252	15,563	1,390,144	(4,919,953)	(269,386)	$(3,783,632)

Net Loss for the Period Ended	—	—	—	(67,184)	—	(67,184)

Comprehensive Income for the Period Ended	—	—	—	—	19,306	19,306

Balance - March 31, 2005	15,563,252	15,563	1,390,144	(4,987,137)	(250,080)	(3,831,510)

Net Income for the Period Ended	—	—	—	218,368	—	218,368

Comprehensive Loss for the Period	—	—	—	—	(98,133)	(98,133)

Balance - December 31, 2005	15,563,252	$ 15,563	$ 1,390,144	$(4,768,769)	$(348,213)	$(3,711,275)

Net Loss for the Period Ended	—	—	—	(3,886)	—	(3,886)

Comprehensive Income for the Period Ended	—	—	—	—	3,136	3,136

Balance - March 31, 2006	15,563,252	$ 15,563	$ 1,390,144	$(4,772,655)	$(345,077)	$(3,712,025)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Unaudited
Three Months Ended March 31,	2006	2005

Discontinued Operations:
Sales	—	$ 100,776

Cost of Goods Sold	—	115,199

Gross Profit	—	(14,423)

Operating Expenses
Advertising and Promotion	—	645
Selling, General and Administrative	2,088	46,546
Depreciation and Amortization	—	1,529
Interest	1,798	2,733

Total Operating Expenses	3,886	51,453

Loss From Discontinued Operations Before Provision for Taxes	(3,886)	(65,876)

Provision for Taxes	—	1,308

Net Loss	(3,886)	(67,184)

Comprehensive Income
Foreign Currency Translation	3,136	19,306

Comprehensive Income (Loss)	$ 750	$(47,878)

Loss Per Common Share -
Basic	$ 0.00	$ (0.01)
Diluted	$ 0.00	$ (0.01)

Weighted Average Number of Common Shares Outstanding -
Basic	15,563,252	10,813,771
Diluted	15,563,252	10,813,771

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DISCONTINUED OPERATIONS
	Unaudited
Three Months Ended March 31,	2006	2005

Cash Flows from Operating Activities
Net Loss	$(3,886)	$(67,184)
Non-Cash Adjustments
Bad Debt Expense	––	2,786
Depreciation and Amortization	––	1,529
Changes in Assets and Liabilities
Accounts Receivable	––	(9,677)
Inventory	––	19,955
Prepaid Expenses and Other Current Assets	––	80
Other Assets	––	32
Accounts Payable	189	26,506
Accrued Payroll	––	3,766
Accrued Liabilities and Other Current Liabilities	––	(50,950)

Net Cash Flows from Operating Activities	(3,697)	(73,157)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Repayment of Lines of Credit	(12,972)	(13,615)
Proceeds (Repayment) of Notes Payable - Officers/Stockholders	––	(7,323)
Proceeds from Related Parties	12,972	74,789

Net Cash Flows from Financing Activities	––	53,851

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,136	19,306

Net Change in Cash and Cash Equivalents	(561)	—

Cash and Cash Equivalents - Beginning of Year	6,168	—

Cash and Cash Equivalents - End of Year	$ 5,607	$ —

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DISCONTINUED OPERATIONS - continued
	Unaudited
Three Months Ended March 31,	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 1,798	$ 2,733
Taxes	$ ––	$ 1,308

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

-

continued –

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

The accompanying notes are an integral part of these financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

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

Securing DIP Loan.  Ideal continues to incur administrative expenses while in the Chapter 11 process.  Its ability to pay for these expenses will depend on securing a Debtor-In-Possession (“DIP”) loan.  To date, it has not secured such a loan.  If Ideal is not able to secure such a loan, it may never emerge from the bankruptcy proceeding and our shareholders will lose their entire investment.

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

As of March 31, 2006, Ideal has 15,563,252 common shares outstanding.

Additionally, as of March 31, 2006, Ideal has 4,312,450 exchangeable shares which have not been exchanged for common shares in Ideal.  These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares for Ideal.

On a fully diluted basis therefore, as of March 31, 2006, Ideal has 19,349,036 common shares outstanding.

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

Dated: May 11, 2006

 /s/ Karim Suleman

_______________________

Karim  Suleman, Chairman, President,

Chief Executive Officer and Chief Financial Officer