Form 10QSB
period 2006-06-30
IDEAL ACCENTS INC
filed 2006-07-31
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                 YES [X]

 NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ]

 NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class

Outstanding As of June 30, 2006

Common Stock $ .001 par value

15,563,252

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

FINANCIAL REPORTS
AT
JUNE 30, 2006

.

IDEAL ACCENTS, INC. AND SUBSIDIARIES

(A FLORIDA CORPORATION)

Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at June 30, 2006 (Unaudited)

  and December 31, 2005

2

Consolidated Statements of Changes in Stockholders' Deficit for the

  Six Months Ended June 30, 2006 and 2005 (Unaudited)

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

  for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

4

Consolidated Statements of Cash Flows from Discontinued Operations for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

5

Notes to Consolidated Financial Statements

6-8

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$ 5,232	$ 6,168
Accounts Receivable - Net of Allowance for Doubtful Accounts	—	—
Inventory - Net of Valuation Allowance	—	—
Prepaid Expenses and Other Current Assets	—	—

Total Current Assets	5,232	6,168

Property and Equipment - Net of Accumulated Depreciation	—	—

Other Assets	—	—

Total Assets	$ 5,232	$ 6,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$ 473,520	$ 474,572

Total Post-Petition Liabilities	$ 473,520	$ 474,572

Pre-Petition Liabilities	3,242,871	3,242,871

Total Liabilities	$ 3,716,391	$ 3,717,443

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Deficit	(4,774,721)	(4,768,769)
Accumulated Comprehensive Loss	(342,145)	(348,213)

Total Stockholders' Deficit	(3,711,159)	(3,711,275)

Total Liabilities and Stockholders' Deficit	$ 5,232	$ 6,168

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

					Accumulated	Total
	Number		Additional	Retained	Comprehensive	Stockholders’
	of	Common	Paid-In	Earnings	Income	Equity
	Shares	Stock	Capital	(Deficit)	(Loss)	(Deficit)

Balance - January 1, 2005	15,563,252	$ 15,563	$ 1,390,144	$(4,919,953)	$(269,386)	$(3,783,632)

Net Loss for the Period Ended	—	—	—	(92,351)	—	(92,351)

Comprehensive Income for the Period Ended	—	—	—	—	37,019	37,019

Balance -June 30, 2005	15,563,252	15,563	1,390,144	(5,012,304)	(232,367)	(3,838,964)

Net Income for the Period Ended	—	—	—	243,535	—	243,535

Comprehensive Loss for the Period Ended	—	—	—	—	(115,846)	(115,846)

Balance - December 31, 2005	15,563,252	15,563	1,390,144	(4,768,769)	(348,213)	(3,711,275)

Net Loss for the Period Ended	—	—	—	(5,952)	—	(5,952)

Comprehensive Income for the Period Ended	—	—	—	—	6,068	6,068

Balance - June 30, 2006	15,563,252	$ 15,563	$ 1,390,144	$(4,774,721)	$(342,145)	$(3,711,159)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
Discontinued Operations:
Sales	$ —	$ 35,324	$ —	$ 136,100

Cost of Goods Sold	—	29,831	—	145,030

Gross Profit	—	5,493	—	(8,930)

Operating Expenses
Advertising and Promotion	—	1,020	—	1,665
Selling, General and Administrative	399	24,571	2,487	71,117
Depreciation and Amortization	—	1,506	—	3,035
Interest	1,667	3,573	3,465	6,306

Total Operating Expenses	2,066	30,670	5,952	82,123

Loss From Discontinued Operations Before Provision for Taxes	(2,066)	(25,177)	(5,952)	(91,053)

Provision for (Benefit from) Taxes	—	(10)	—	1,298

Net Loss	$ (2,066)	$ (25,167)	$ (5,952)	$ (92,351)

Comprehensive Income (Loss)
Foreign Currency Translation	2,932	17,713	6,068	37,019

Comprehensive Income (Loss)	$ 866	$ (7,454)	$ 116	$ (55,332)

Income (Loss) Per Common Share -
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Number of
Common Shares Outstanding -
Basic	15,563,252	15,563,252	15,563,252	15,563,252
Diluted	15,563,252	15,563,252	15,563,252	15,563,252

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Unaudited
Six Months Ended June 30,	2006	2005

Cash Flows from Operating Activities
Net Loss	$ (5,952)	$ (92,351)

Non-Cash Adjustments:
Bad Debt Expense	—	6,563
Depreciation and Amortization	—	3,035

Changes in Assets and Liabilities
Accounts Receivable	—	33,424
Inventory	—	(2,482)
Prepaid Expenses and Other Current Assets	—	155
Other Assets	—	64
Accounts Payable	(1,052)	40,667
Accrued Payroll	—	2,880
Accrued Liabilities and Other Current Liabilities	—	(53,247)

Net Cash Flows from Operating Activities	(7,004)	(61,292)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Repayment of Lines of Credit	—	(26,919)
Net Repayment of Notes Payable - Officers/Stockholders	—	(14,347)
Proceeds from Related Parties	—	69,260

Net Cash Flows from Financing Activities	—	27,994

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6,068	37,019

Net Change in Cash and Cash Equivalents	(936)	3,721

Cash and Cash Equivalents - Beginning of Period	6,168	—

Cash and Cash Equivalents - End of Period	$ 5,232	$ 3,721

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$ 3,465	$ 6,306
Taxes	$ —	$ 1,298

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

-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTHS ENDED

JUNE 30, 2006 AND 2005

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

As of June 30, 2006, Ideal has 15,563,252 common shares outstanding.

Additionally, as of June 30, 2006, Ideal has 4,312,450 exchangeable shares which have not been exchanged for common shares in Ideal.  These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares for Ideal.

On a fully diluted basis therefore, as of June 30, 2006, Ideal has 19,349,036 common shares outstanding.

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

Dated: July 31, 2006

 /s/ Karim Suleman

_______________________

                                    Karim  Suleman, Chairman, President,

Chief Executive Officer and Chief Financial Officer