Form 10QSB
period 2006-09-30
IDEAL ACCENTS INC
filed 2006-11-21
CIK 1170161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☒	NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of September 30, 2006
Common Stock $ .001 par value	15,563,252

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2006

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at September 30, 2006 (Unaudited)
and December 31, 2005	2

Consolidated Statements of Changes in Stockholders' Deficit for the
Nine Months Ended September 30, 2006 and 2005 (Unaudited)	3

Consolidated Statements of Operations and Comprehensive Loss
for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Cash Flows from Discontinued Operations
for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements	6-8

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$2,695	$6,168

Total Current Assets	2,695	6,168

Total Assets	$2,695	$6,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$471,050	$474,572

Total Post-Petition Liabilities	471,050	474,572

Pre-Petition Liabilities	3,242,871	3,242,871

Total Liabilities	3,713,921	3,717,443

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Deficit	(4,776,541)	(4,768,769)
Accumulated Comprehensive Loss	(340,392)	(348,213)

Total Stockholders' Deficit	(3,711,226)	(3,711,275)

Total Liabilities and Stockholders' Deficit	$2,695	$6,168

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

	Number		Additional		Accumulated	Total
	of	Common	Paid-In		Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Deficit

Balance - January 1, 2005	15,563,252	$15,563	$1,390,144	$(4,919,953)	$(269,386)	$(3,783,632)

Net Loss for the Period Ended	—	—	—	(154,520)	—	(154,520)

Comprehensive Income for the Period Ended	—	—	—	—	(70,357)	(70,357)

Balance - September 30, 2005	15,563,252	15,563	1,390,144	(5,074,473)	(339,743)	(4,008,509)

Net Income for the Period Ended	—	—	—	305,704	—	305,704

Comprehensive Loss for the Period Ended	—	—	—	—	(8,470)	(8,470)

Balance - December 31, 2005	15,563,252	15,563	1,390,144	(4,768,769)	(348,213)	(3,711,275)

Net Loss for the Period Ended	—	—	—	(7,772)	—	(7,772)

Comprehensive Income for the Period Ended	—	—	—	—	7,821	7,821

Balance - September 30, 2006	15,563,252	$15,563	$1,390,144	$(4,776,541)	$(340,392)	$(3,711,226)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Discontinued Operations:
Sales	$—	$1,191	$—	$137,291

Cost of Goods Sold	—	1,270	—	146,300

Gross Profit	—	(79)	—	(9,009)

Operating Expenses
Advertising and Promotion	—	15	—	1,680
Selling, General and Administrative	392	13,844	2,879	84,961
Depreciation and Amortization	—	1,558	—	4,593
Interest	1,428	1,965	4,893	8,271
Asset Impairment Writedown	—	44,697	—	44,697

Total Operating Expenses	1,820	62,079	7,772	144,202

Loss From Discontinued Operations Before Provision for Taxes	(1,820)	(62,158)	(7,772)	(153,211)

Provision for Taxes	—	11	—	1,309

Net Loss	$(1,820)	$(62,169)	$(7,772)	$(154,520)

Comprehensive Income (Loss)
Foreign Currency Translation	1,753	(107,376)	7,821	(70,357)

Comprehensive Income (Loss)	$(67)	$(169,545)	$49	$(224,877)

Income (Loss) Per Common Share -
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of
Common Shares Outstanding -
Basic	15,563,252	15,563,252	15,563,252	15,563,252
Diluted	15,563,252	15,563,252	15,563,252	15,563,252

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Unaudited
Nine Months Ended September 30,	2006	2005

Cash Flows from Operating Activities
Net Loss	$(7,772)	$(154,520)

Non-Cash Adjustments:
Asset Impairment Writedown	—	13,541
Bad Debt Expense	—	11,974
Depreciation and Amortization	—	4,593
Inventory Impairment Writedown	—	31,156

Changes in Assets and Liabilities
Accounts Receivable	—	38,536
Inventory	—	(3,728)
Prepaid Expenses and Other Current Assets	—	(227)
Other Assets	—	(96)
Accounts Payable	(3,522)	48,767
Accrued Payroll	—	5,475
Accrued Liabilities and Other Current Liabilities	—	(40,525)

Net Cash Flows from Operating Activities	(11,294)	(45,054)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Repayment of Lines of Credit	—	(34,739)
Net Repayment of Notes Payable - Officers/Stockholders	—	(17,811)
Proceeds from Related Parties	—	168,606

Net Cash Flows from Financing Activities	—	116,056

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7,821	(70,357)

Net Change in Cash and Cash Equivalents	(3,473)	645

Cash and Cash Equivalents - Beginning of Period	6,168	—

Cash and Cash Equivalents - End of Period	$2,695	$645

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

Interest	$4,893	$8,271
Taxes	$—	$1,309

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

The Company’s foreign operations in Toronto Ontario, Canada, are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues, expenses and cash flows are translated at weighted average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity and comprehensive income. Foreign currency transaction gains and losses are included in comprehensive income. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

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

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -	Subsequent Events

On October 6, 2006, the Company and its affiliated debtors-in-possession filed a Chapter 11 Plan of Reorganization, related Disclosure Statement and a Motion For An Order Pursuant To 11 U.S.C. §§ 105, 361 And 364 And Federal Rule Of Bankruptcy Procedure 4001 Authorizing Debtor To Obtain And Incur Post-Petition Financing (the “Financing Motion”) with the United States Bankruptcy Court for the Southern District of New York (the “Court”), specifically Case No. 04-16632. A copy of the Disclosure Statement is attached hereto as Exhibit 99.1.

Bankruptcy law does not permit solicitation of acceptance of the Plan until the Court approves the applicable Disclosure Statement related to the Plan as providing adequate information of a kind, and in sufficient detail, as far as reasonably practical in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. Accordingly, this announcement is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Company will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Court.

On October 10, 2006, the Court entered an order scheduling a hearing to be held on November 9, 2006 at 10:00 a.m. before the Hon. Allan L. Gropper to consider approval of the Disclosure Statement. A hearing will also be held at that time to consider approval of the Financing Motion.

The accompanying notes are an integral part of these financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

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

Introduction. Ideal soldells and installeds a wide range of automotive aftermarket accessories primarily to new vehicle dealers in Toronto (Scarborough), Ontario, Canada.

Ideal generateds revenue by the sale and installation of the following accessories: Power Moonroofs, Manual & Topsliding Sunroofs, Carriage Roofs, Custom Tops, Leather Seat Covers and Trim, Spoilers, Wood Dashes, Ground Effects, Truck Accessories, Mobile Electronics, Entertainment Systems, Navigation Systems, Telematics, and other Styling and Functional Accessories.

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

Ideal was unable to achieve its intended results due in part to a slowdown in the automotive industry over the last eighteen months. This industry-wide slowdown caused Ideal to revise its projected sales goals, acquisition strategy, and projected earnings. Accordingly, Ideal’s plan to meet operating and financing needs for July 2004 - December 2004 was to seek alternate sources of equity and debt financing to support operations. Ideal’s principal stockholders had extended short-term loans to certain of the Subsidiaries. As an additional source of short-term funding, the Subsidiaries sold certain accounts receivable at a discount from their face value to a receivables “factoring” company. Due to continued shortfalls in revenue and an inability to obtain financing, beginning in the summer of 2004, Ideal and its Subsidiaries began experiencing financial difficulties. Cost cutting measures were implemented, including consolidating our Troy, Michigan facility into our Ferndale, Michigan facility. On September 30, 2004, Ideal had only two operating facilities remaining: one in Ferndale, Michigan; the other in Scarborough, Ontario.

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

Chapter 11 Progress. On October 6, 2006, the Company and its affiliated debtors-in-possession filed a Chapter 11 Plan of Reorganization, related Disclosure Statement and a Motion For An Order Pursuant To 11 U.S.C. §§ 105, 361 And 364 And Federal Rule Of Bankruptcy Procedure 4001 Authorizing Debtor To Obtain And Incur Post-Petition Financing (the “Financing Motion”) with the United States Bankruptcy Court for the Southern District of New York (the “Court”), specifically Case No. 04-16632. A copy of the Disclosure Statement is attached hereto as Exhibit 99.1.

Bankruptcy law does not permit solicitation of acceptance of the Plan until the Court approves the applicable Disclosure Statement related to the Plan as providing adequate information of a kind, and in sufficient detail, as far as reasonably practical in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. Accordingly, this announcement is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Company will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Court.

On October 10, 2006, the Court entered an order scheduling a hearing to be held on November 9, 2006 at 10:00 a.m. before the Hon. Allan L. Gropper to consider approval of the Disclosure Statement. A hearing will also be held at that time to consider approval of the Financing Motion.

Recent Accounting Pronouncements. There are no recently issued accounting standards that would have a material impact on the financial statements.

Plan of Operations for Next 12 Months. To have the Plan approved and to emerge from Chapter 11 with a merger-partner that places the resulting company on a firm financial footing.

Risk Factors

Re-Organization Plan may not be Approved. Filing a Chapter 11 Plan does not in any way assure that the Plan will be approved or that Ideal will survive financially. In the event that the Plan is not approved and Ideal fails to find a financially suitable merger-partner, Ideal may have no choice but to file a straight Chapter 7 plan, in which case Ideal’s shareholders will lose their entire investment.

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

As of September 30, 2006, Ideal has 15,563,252 common shares outstanding.

Additionally, as of September 30, 2006, Ideal has 4,312,450 exchangeable shares which have not been exchanged for common shares in Ideal. These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares for Ideal.

On a fully diluted basis therefore, as of September 30, 2006, Ideal has 19,349,036 common shares outstanding.

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

Dated: November 20, 2006	By:	/s/ Karim Suleman
Karim Suleman, Chairman, President,
Chief Executive Officer and Chief Financial Officer