Form 10KSB
period 2006-12-31
IDEAL ACCENTS INC
filed 2007-03-30
CIK 1170161

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response……1646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number
000-50427

IDEAL ACCENTS, INC.
(Name of small business issuer in its charter)

FLORIDA	65-0888156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Windels Marx Lane & Mittendorf, LLP
156 West 56th Street
New York, New York 10019
(Address of principal executive offices)   (Zip Code)

Issuer’s telephone number 212-237-1000

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $.001 par Value

SEC 2337 (03-07)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year:   $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On February 23, 2007 the aggregate market value of the voting stock of Ideal Accents, Inc. held by non-affiliates of the registrant was $94,724.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,563,252 shares of common stock, $.001 par value issued and outstanding as of March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

i

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our installation services, products, our strategy, competition, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I, Item 1, “Risk Factors”, Part II, Item 6, “Management’s Discussion and Analysis” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

ITEM 1. DESCRIPTION OF BUSINESS.

In this report, the terms “Ideal”, “Company,” “we,” “us” and “our” refer to Ideal Accents, Inc., a corporation incorporated in the State of Florida on January 21, 1999. The term “Common Stock” refers to the Company’s Common Stock, par value $0.001 per share. Ideal conducted business through its wholly-owned operating subsidiaries which include four Detroit, Michigan based companies and two Toronto, Ontario, Canada based companies. These companies are: Ideal Accents Inc. (Ferndale), Ideal Accents Inc. (Ann Arbor), Ideal Accents Inc. (Taylor), T.O.E., Inc. (Troy), Somani Holdings, Inc., and AutoFun Canada, Inc.

NOTICE OF FILING OF BANKRUPTCY PETITION. On October 13, 2004 (the “Petition Date”) Ideal Accents, Inc. filed a voluntary petition for relief under chapter 11 of title 11, United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On January 5, 2005, two of the Company’s subsidiaries, Ideal Accents, Inc. (“Ferndale”) and T.O.E. Inc. (“T.O.E.”) filed with the Bankruptcy Court, voluntary petitions for relief under chapter 11 of the Bankruptcy Code. By Order dated February 4, 2005, the Bankruptcy Court granted the joint administration of the Company’s case with the Ferndale and T.O.E. cases. Upon the sua sponte motion of the Bankruptcy Court and a hearing held on November 27, 2006, the Bankruptcy Court, by Order dated November 28, 2006, directed the appointment of a trustee for the Company’s jointly administered estates. Upon application of the United States Trustee and by Order dated December 4, 2006, Alan Nisselson (the “Trustee”) was appointed trustee for the Company’s, Ferndale’s and T.O.E. estates pursuant to Bankruptcy Code §1104(a).

As the Trustee has been recently appointed, has had very limited access to the Debtor’s and its subsidiaries’ books and records and has very little information regarding their respective business operations, the Trustee has relied on the Company and its sole officer and director with respect to all information relating to the Company and its subsidiaries set forth in this report. Accordingly, all information relating to the Company and its subsidiaries, and their respective past and present operations, contained in this report is being provided by the Company, and with respect to the financial statements set forth in Item 13, by Rotenberg & Co., LLP, and not by the Trustee.

From the Petition Date until the Trustee’s appointment, the Company operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. The Trustee is authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Company ceased all of its United States operations during October 2004 and all of its Canadian operations during March of 2005. The Company is currently attempting to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. Although the Company has entered into discussions with one such party, there can be no assurances that the Company will consummate any merger transaction with such party or any other party.

Between the Petition Date and October 27, 2004, all of the Company’s officers and directors, except for Mr. Karim Suleman, resigned.

THE FOLLOWING DISCUSSION IS APPLICABLE TO THE COMPANY’S BUSINESS PRIOR TO THE COMPANY’S FILING FOR RELIEF UNDER CHAPTER 11.

Ideal Accents, Inc. is a holding company whose primary asset includes the stock of its wholly owned U. S. and Canadian subsidiaries (the “Subsidiaries”).

Prior to the Petition Date, the Company’s Subsidiaries engaged primarily in the business of accessorizing cars and trucks at the new vehicle dealer level, one Canadian Subsidiary provided automotive accessorizing related consulting services.

A typical business transaction proceeded as follows: (i) a new vehicle dealer offered Ideal’s accessories to its customer at the point of sale; (ii) the new vehicle dealer’s customer selected one or more Ideal add-on options to be installed on the newly purchased vehicle; (iii) Ideal would then pick up the vehicle from the dealer or send a mobile installation unit to the dealer; (iv) Ideal would install the add-on option(s) and deliver the vehicle back to the dealer; and (v) the new vehicle dealer would then deliver the vehicle to the customer. In most instances, therefore, Ideal’s direct client was the new vehicle dealer.

Ideal sought to become the premier North American automotive aftermarket accessorizer at the new vehicle dealer level through a growth strategy that included consolidating the highly fragmented industry into a branded network of installation shops and mobile installation units.

The U. S. Subsidiary Operations - incorporated under the laws of the State of Michigan - include four wholly-owned Subsidiaries: (i) Ideal Accents, Inc. (Ferndale) and its subsidiary, JTM, Inc. (d/b/a Motor City Sunroof); (ii) Ideal Accents Inc. (Ann Arbor); (iii) Ideal Accents, Inc. (Taylor); and (iv) T.O.E., Inc. In the Detroit market, these Subsidiaries, at their peak, serviced up to 78% of the new vehicle dealers. Prior to the Petition Date, operations of all four U. S. Subsidiaries were consolidated into the Ferndale location, and, as explained below, assets were transferred to a senior secured creditor in return for the forgiveness of certain debt.

The Canadian Subsidiary Operations - incorporated under the laws of Canada - include two wholly-owned Subsidiaries: (i) Ideal Accents Holdings Inc and its two subsidiaries, Somani Holdings, Inc. (d/b/a/ Automotive Sunroof Company) and AutoFun Canada, Inc. and (ii) Ideal Accents (Nova Scotia) Company. In the Toronto market, these Subsidiaries, at their peak, serviced up to 40% of the new vehicle dealers.

The Subsidiaries were authorized by leading tier one suppliers to Original Equipment Manufacturers (“OEM”s) like General Motors, Ford and Toyota to sell and install their accessory products on vehicles in the aftermarket.

Through its Subsidiaries, Ideal provided the sales and installation of automobile styling accessories, vehicle electronics and performance enhancements for all makes and models of vehicles. The Company’s automotive styling accessories included: sunroofs, leather seats, wood dashboards, custom wheels and exterior parts such as spoilers, ground effects, etc. The Company’s vehicle electronics included: vehicle tracking systems, keyless entry systems, remote starter systems, global positioning satellite (“GPS”) navigation systems, auto televisions, auto personal computers, auto stereo systems and other automobile entertainment systems. The Company’s performance enhancement items included: modified exhaust systems and engine modifications. Substantially all of Ideal’s business was conducted through the new car dealerships who sold its accessories as enhancements to new vehicles.

A small part of Ideal’s business (less than 10% of Ideal’s total sales) was retail business provided to customers who sought these same accessorization services directly from the Company. These services were offered through four installation shops in the Detroit, Michigan area and one installation shop in Toronto, Ontario, Canada. In addition to these shops, the Subsidiaries employed Mobile Installation Units, which offered dealers fast, efficient installation service of some of Ideal’s products right on-site. The Subsidiaries’ direct client, in most instances, was the dealer and the Subsidiaries were paid by the dealer.

AutoFun was a consulting firm that provided consulting, financial and strategic planning services to companies in the automotive accessorization industry.

Ideal’s Subsidiaries are as follows:

COMPANY	FORM OF ORGANIZATION	DATE OF INCORPORATION	LOCATION

Ideal Accents, Inc. (Ferndale)	Michigan Corporation	June 4, 1981	Detroit, Michigan, USA
Ideal Accents, Inc. (Ann Arbor)	Michigan Corporation	May 8, 1992	Detroit, Michigan, USA
Ideal Accents, Inc. (Taylor)	Michigan Corporation	August 22, 1996	Detroit, Michigan, USA
T.O.E., Inc.	Michigan Corporation	April 13, 1990	Detroit, Michigan, USA
Somani Holdings Inc.	Ontario Corporation	May 3, 1988	Toronto, Ontario, Canada
AutoFun Canada, Inc.	Ontario Corporation	June 30, 1999	Toronto, Ontario, Canada

Ultimately, the Company was not successful in its business, which resulted in the Company filing a voluntary petition for relief under the Bankruptcy Code and ceasing all of its business operations

Employees. Ideal currently has one part-time employee, Karim Suleman, the Company’s Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Mr. Suleman does not receive any salary or wages from the Company or its Subsidiaries.

None of Ideal’s employees were represented by a labor contract. Prior to ceasing its operations, all of the employees in the US Subsidiaries and in the corporate head office at Ferndale, including the CEO, were leased employees and were paid through an employee leasing service. The employee leasing service performed all the administrative functions associated with maintaining employees on a company payroll functions like tax withholding, insurance premium deductions, compensation claims, etc. None of the employees in the Canadian Subsidiaries, were leased employees. The administrative functions associated with these Canadian employees were performed in-house.

RISK FACTORS

GOING CONCERN QUALIFICATION. Filing a Chapter 11 Plan does not in any way assure Ideal’s survival. It simply provides Ideal a chance to reorganize itself so as to give it a chance to re-commence operations. However, Ideal’s emergence from Chapter 11 itself is contingent upon a number of factors, some of which are discussed below and elsewhere in this filing.

SECURING POST PETITION FINANCING. Ideal has been and will continue to incur administrative expenses during the Chapter 11 case. Its ability to pay for these expenses will depend on securing post-petition financing. The Trustee has negotiated an agreement between the Trustee and Tryant Ideal Accent, LLC (“Tryant”), which authorizes the Trustee to obtain post-petition financing of up to $75,000.00 for the Company’s bankruptcy estate, and grants to Tryant, among other things, super priority administrative expense status to secure repayment thereof pursuant to the terms and provisions of a Convertible Note and Salient Plan Terms, which embody the terms of the agreement. In addition to providing post-petition financing for the Company to pay its administrative expenses, the agreement with Tryant outlines the terms and conditions under which Tryant has agreed to fund the Company’s emergence from bankruptcy, as described below. On March 15, 2007, the Bankruptcy Court entered an order approving the post-petition financing agreement.

SALIENT TERMS OF PROPOSED CHAPTER 11 PLAN. The Company has no assets other than its name and trading symbol. Accordingly, Tryant has offered to lend to the Debtor’s estate the sum of $75,000.00 as part of a series of transactions (the “Transactions”) that will be implemented under a chapter 11 plan to be filed by the Trustee (the “Plan”), whereby Tryant will (i) be entitled to receive newly issued stock of the Company (“Stock”) in repayment of its loan, (ii) purchase additional newly issued shares of Stock, and (iii) grant a put option to creditors of the Company, who will receive newly issued Stock toward satisfaction of their claims. If the Bankruptcy Court approves the Trustee’s Plan, Tryant will acquire 95% of the total newly issued and outstanding Stock, and with the intent of using the Company’s public trading symbol and re-commencing operations, enter into a Merger Agreement (defined below with a target company). Creditors will receive Stock, the option to put the Stock to Tryant for a fixed price, and the possibility of a pro rata cash distribution. Equity holders will retain Stock. The salient terms of Tryant’s proposed Transactions are:

A.   Tryant will lend the sum of $75,000.00 to the Company’s bankruptcy estate to cover the costs and expenses that the Trustee will incur to conduct and conclude the Transactions, including seeking confirmation of the Plan, and other administrative actions on behalf of the estate. If the Plan is confirmed, there will be a reverse stock split of all of the Company’s issued and outstanding shares, except for approximately 25,000 shares which shall be left outstanding in the public float, resulting in a total of 2 million shares of Stock outstanding. Except as noted below, the shares of Stock to be issued under the confirmed Plan will be exempt from registration requirements under the Securities and Exchange Act of 1933, as amended pursuant to Bankruptcy Code § 1145.

B.   Tryant will be repaid its $75,000 loan to the Debtor solely by the issuance of 1,000,000 unrestricted shares of newly issued common Stock.

C.   Tryant will purchase an additional 900,000 restricted shares of newly issued Stock for a purchase price of $125,000. These funds will also defray the administrative costs of the Company’s chapter 11 case. Any funds left remaining after all administrative expenses are satisfied will be distributed first to priority creditors and then pro rata to general unsecured creditors of the Company.

D.   75,000 unrestricted shares of Stock will be distributed pro rata to creditors having allowed claims, representing 3.75% of the total issued and outstanding Stock.

E.   The 75,000 shares of Stock issued to creditors may, at any time, be “put” to Tryant for $1.10 per share (the “Put”) until the date that is (the “Put Expiration Date”): (i) 30 days after the creditors are given notice from the Trustee concerning the “Jumbo 8K”, or like filing, filed by the Merger Target in connection with the Merger closing, or (ii) if earlier, the date that is one year following the Sale Closing. Tryant will deposit and hold in trust the sum of $82,500 in an unencumbered segregated account with which to pay the Put if and to the extent it is exercised. To the extent that any Puts are not exercised by the Put Expiration Date, the cash remaining in said account shall be disbursed back to Tryant.

F.   Tryant will identify and enter into agreements and other documents with respect to a merger transaction (the “Merger Agreement”) with a target company (the “Merger Target”), which will tender shares of its stock in a reverse merger with the Debtor.

G.   25,000 unrestricted shares in the public float will be retained by existing shareholders representing 1.25% of the total issued and outstanding Stock.

If the Plan is not confirmed, the $75,000 post-petition financing shall be repaid to Tryant, less any sums required to pay the statutory fees of the U.S. Trustee and the Trustee’s commissions and administrative expenses. Tryant shall receive for the unpaid financing, a super priority administrative expense claim, which shall be higher in priority of repayment than all other administrative expenses under Bankruptcy Code §§ 503 and 507, subordinate only to the Trustee’s commissions and professional fees, administrative expenses, and the statutory fees of the United States Trustee.

If the Plan is not confirmed, the Company’s chapter 11 case may be converted to a chapter 7 liquidation case, in which event, Ideal’s shareholders will lose their entire investment. Although the Trustee has negotiated the Transactions and is taking steps to implement them, there can be no assurances that the Bankruptcy Court or the Company’s creditors, shareholders, or parties in interest, including regulatory agencies such as the Office of the United States Trustee or the Securities and Exchange Commission, will approve the Transactions. Neither can there be any assurances that a merger transaction will be consummated with any party.

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL. Because the Company has little or no capital, it closed down its operations and there is little chance that operations will recommence, as a result of such limited capital, unless a Plan is confirmed for it and it enters into a merger transaction with an operating entity as described above.

CONTINUING SIGNIFICANT UNCERTAINTIES AND BANKRUPTCY. The Company will remain subject to the review and oversight of the Bankruptcy Court at least until a Plan is confirmed, substantially consummated and the Bankruptcy Court enters a Final Decree closing the Company’s bankruptcy case. On this basis, the Company will be subject to continuing uncertainties and there can be no assurance the Company will emerge from bankruptcy or that the Company will not have substantial and significant financial problems.

LIMITED PUBLIC MARKET. There is a limited trading market for the common stock, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Company’s common stock will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company’s common stock is a “Penny Stock” and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company’s common stock will ever develop or, if it does develop, that it can be maintained.

ONE DIRECTOR, ABSENCE OF AUDIT COMMITTEE AND INDEPENDENT DIRECTORS. Since October 24, 2004 the Company has had only one Director: Mr. Karim Suleman, who is also the sole officer of the Company. Although the Company believes that its Director is able to undertake and fulfill his obligations with respect to the corporate governance of the Company, the Company does not have an independent audit committee or any independent members of its Board of Directors and given the Company’s circumstances there is no present likelihood that the Company will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

ITEM 2. DESCRIPTION OF PROPERTY.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF THE PROPERTY REFER TO THE OPERATING BUSINESS PRIOR TO THE FILING OF THE CHAPTER 11 BANKRUPTCY PROCEEDINGS ON OCTOBER 13, 2004. THE COMPANY HAS CEASED ITS OPERATIONS AND NO LONGER OPERATES OR UTILIZES ANY FACILITIES. The Company’s mailing address is: c/o Windels Marx Lane & Mittendorf, LLP, 156 west 56th Street, New York, New York 10019, Attention: Alan Nisselson, Trustee.

Ideal had (prior to filing the Chapter 11 proceedings) the following facilities, which it used in the operation of its business.

Name	Ideal Accents, Inc. (Ferndale)	T.O.E., Inc.	Ideal Accents, Inc. (Taylor)	Ideal Accents, Inc. (Ann Arbor)	Somani Holdings Inc.
Address	10200 W. Eight Mile Rd. Ferndale, MI 48220 $8,100/month (net)	Consolidated into the Ferndale Facility in September 2004	Consolidated into the Ferndale Facility in March 2004	Consolidated into the Ferndale Facility on March 31, 2004	595 Middlefield Rd. Units 11 & 12 Scarborough, ON, Canada M1V 3S2 $2,881/month (gross)

Possession	4 Years and 10 months with one six-year option to renew[1]				3 Year lease with option to renew[2]

Total sq ft	28,000 sq. ft				6,255 sq. ft

Office Area	10,000 sq. ft				800 sq. ft

Installation Area	18,000 sq. ft				5,455 sq. ft

Installation Bays	20				11

Total Employees	51				15

Equipment & Tools	Air chisel gun, Electric shears, air compressor, assorted hand tools				Air chisel gun, Electric shears, air compressor, assorted hand tools

Condition of Exterior	Good				Good

Condition of Interior	Good				Good

Insurance	Adequate				Adequate

[1]
This was a l5-year net/net lease that commenced on November 1, 1999, and ends on October 31, 2014. The Company re-negotiated this lease during 2003. The new lease meets the criteria for an operating lease under FAS 13 and has a term of four years and ten months with an option to renew for six years. We no longer have an option to acquire the property. Rents escalate during the term as set out below.

November 1, 2005 to October 31, 2008 @ $ 8,725.00 per month
November 1, 2008 to October 31, 2011 @ $ 9,400.00 per month
November 1, 2011 to October 31, 2014 @ $10,125.00 per month

[2]	This lease became a month-to-month lease as of February 28, 2004.

On the Effective Date of the Plan all executory contracts and unexpired leases will be deemed rejected. The Company will have no obligations or liabilities under the rejected contracts or leases other than to pay rejection damages claim that are allowed by the Bankruptcy Court and pursuant to the Bankruptcy Code.

ITEM 3. LEGAL PROCEEDINGS.

As stated above in Part I, Item I “Notice of Filing of Bankruptcy Petition”, on October 13, 2004, Ideal commenced a bankruptcy case by filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On January 5, 2005, Ideal filed Chapter 11 petitions for two of its non-operating U.S. Subsidiaries: Ideal Accents, Inc. (Ferndale) and T.O.E., Inc. (“U.S. Subsidiaries”).

Ideal Accents, Inc., Ideal Accents, Inc. (Ferndale), and T.O.E., Inc. (collectively, the “Debtors”) remained in possession of their property and continued in the management and operations of their affairs as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code until the Trustee was appointed pursuant to a Bankruptcy Court order dated December 4, 2006. No committee has been appointed to date.

An employment discrimination action has been brought against Ideal by a former employee of one of Ideal’s subsidiaries and is under investigation by the Equal Employment Opportunity Commission.

Brief Explanation of Chapter 11

Chapter 11 of the Bankruptcy Code provides the principal framework for the reorganization of the financial affairs of businesses and, in some instances, individuals. The filing of a petition in bankruptcy creates an estate comprised of all the debtors’ interest in property of any type as of the date the petition is filed. In a chapter 11 case, the debtor is typically authorized to remain in possession and control of its property and assets and in operation of its business as a “debtor-in-possession.” The appointment of a trustee removes the debtor from possession and control of its property and assets and the management of its operations and places them with the trustee. Upon the commencement and during the pendency of the case, the Bankruptcy Code imposes an automatic stay against attempts by creditors of the debtor to collect or enforce, through litigation or otherwise, claims against the debtor that arose prior to the commencement of the bankruptcy proceedings. In a chapter 11 case, the automatic stay provisions of the Bankruptcy Code are designed to allow the debtor or trustee, as the case may be, time to develop, propose, confirm and implement a plan of reorganization that will provide for the payment and/or discharge of claims. The Bankruptcy Code also provides the debtor with an exclusive period of time (which may be extended) during which only the debtor may file and seek acceptances of a plan. That exclusive period ends, however, upon the appointment of a trustee.

A plan of reorganization sets for the proposed method of compensating the holders of claims against and interests in the debtor. The plan of reorganization may provide for reorganization of the debtor’s affairs, liquidation of the assets of the debtor’s estate, or a combination thereof. After the plan of reorganization has been filed, the holders of claims against and/or interests in a debtor may be permitted to vote to accept or reject the plan. The Bankruptcy Court must find that the plan of reorganization has received sufficient acceptances to satisfy the voting requirements of the Bankruptcy Code and meets a number of other statutory tests before it may confirm the plan of reorganization. These tests are designed to protect the rights of holders of claims or interests who do not vote to accept the plan of reorganization but who will nonetheless be bound by the plan’s provisions if it is confirmed by the Bankruptcy Court.

Section 1125 of the Bankruptcy Code requires a plan proponent, before soliciting acceptances of the proposed plan, to prepare a disclosure statement containing adequate information of such kind, and in such detail, as to enable a hypothetical reasonable investor to make an informed judgment about the plan.

The Trustee is drafting a disclosure statement to be sent with the Plan and a ballot to all eligible voting creditors and interest holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The shareholders of Ideal did not vote on any matters during the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Ideal’s Common Stock is quoted on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol IACE. Ideal’s shares were listed on the OTC Bulletin Board as of February 10, 2004 and did not trade during 2003.

As of December 31, 2006, the number of record holders of Common Stock was approximately 608. The most recent bid price for the Company’s shares of common stock was $0.007 per share.

The following table sets forth, for the quarter indicated, the range of high and low bid prices of the Company’s commons stock:

	HIGH (in cents)	LOW (in cents)
Fiscal 2006	.040	.010
March 31.040		.025
June 30.025		.020
September 30.025		.020
December 31.035		.010

DIVIDENDS.

Ideal has not declared any cash dividends on its common stock. Ideal had planned to retain any future earnings for use in the expansion of its business. Any decisions as to future payment of dividends will depend on our earnings, financial position, and such other factors, as the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

On December 13, 2001 Ideal adopted the 2001 Stock Option Plan (the “Option Plan”) under which its officers, directors, consultants, advisors and employees could receive stock options. The aggregate number of shares that could be issued under the Plan is 5,000,000 shares. The purpose of the Option Plan was to assist Ideal and its subsidiaries and affiliates in attracting and retaining qualified individuals to serve as directors, officers, consultants, advisors, and employees of the Company who would contribute to Ideal’s success and to achieve long-term objectives that will inure to the benefit of all shareholders of Ideal. Options granted under the Option Plan would be either “incentive stock options,” intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonqualified stock options.” For purposes of the Option Plan, the term” subsidiary” shall mean” subsidiary corporation,” as such term is defined in section 424(f) of the Code, and “affiliate” have the meaning set forth in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Option Plan was administered by a Committee of the Board of Directors who establish the terms under which options are granted. No options have been granted under the Option Plan as of the date of this report.

RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended December 31, 2006, the Company did not issue any shares in its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS. The statements contained in this report on Form 10-KSB which are not historical facts, including (without limitation) in particular, statements made in this Item, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products, pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in Ideal’s Securities and Exchange Commission filings. Ideal does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

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

The following discussion and analysis of Ideal’s financial condition and results of operations should be read in conjunction with the financial statements appearing in this Form 10KSB.

EVENTS LEADING TO CHAPTER 11 FILING. On October 13, 2004, Ideal filed a voluntary petition under chapter 11 of title 11 of the United States Code with the U.S. Bankruptcy Court of the Southern District of New York. The assigned case number is 04-16632.

During the two years prior to the Petition Date, Ideal and its Subsidiaries operated at a significant loss. On a consolidated basis, in 2002, Ideal incurred losses of $1,235,251 on sales of $8,773,668; and in 2003, Ideal incurred losses of $1,388,521 on sales of $7,573,344. Ideal also incurred one-time costs associated with the registration of its shares and its commencement of trading on the OTC Bulletin Board. Ideal’s objective for 2004 was to achieve consolidated annualized sales of up to $12,500,000 and a positive bottom line through a growth strategy that included the acquisition of owner-operated installation shops.

Ideal was unable to achieve its intended results due in part to a slowdown in the automotive industry. This industry-wide slowdown caused Ideal to revise its projected sales goals, acquisition strategy, and projected earnings. Accordingly, Ideal’s plan to meet operating and financing needs for July 2004 - December 2004 was to seek alternate sources of equity and debt financing to support operations. Ideal’s principal stockholders had extended short-term loans to certain of the Subsidiaries. As an additional source of short-term funding, the Subsidiaries sold certain accounts receivable at a discount from their face value to a receivables “factoring” company. Due to continued shortfalls in revenue and an inability to obtain financing, beginning in the summer of 2004, Ideal and its Subsidiaries began experiencing financial difficulties. Cost cutting measures were implemented, including consolidating Ideal’s Troy, Michigan facility into our Ferndale, Michigan facility. On September 30, 2004, Ideal had only two operating facilities remaining: one in Ferndale, Michigan; the other in Scarborough, Ontario.

From June 30, 2004 to September 30, 2004, Ideal’s assets declined from $1,313,210 to $294,163 primarily due to significant declines in accounts receivable and inventory. The decline in accounts receivable was attributed both to reductions in Ideal’s business and significantly greater factoring of receivables necessitated by its liquidity needs. The decline in inventory was attributed to Ideal’s inability to maintain substantial inventories with its financial resources. The September 30, 2004 balance sheet also reflected negative working capital of $2,406,000 and total stockholders deficit in excess of $3,400,000. The latter amount included related-party indebtedness of approximately $1,000,000, the major portion of this indebtedness owing to A VG (OEAM), Inc.

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

Due to the apparent insolvency of Ideal, the possible de-listing of Ideal’s stock from the OTC Bulletin Board, and an attempt to reduce secured loan obligations, Ideal was concerned that, among other things, Canadian insolvency laws might require commencement of a Canadian insolvency proceeding or that Canadian creditors might commence involuntary proceedings. For these reasons, among others, Ideal commenced its Chapter 11 proceeding in order to preserve the estate’s value and to prevent a race by creditors to foreclose on estate property.

To preserve the rights of its two U.S. Subsidiaries, Ideal Accents Inc. (Ferndale) and T.O.E., Inc. to pursue avoidance actions, Ideal filed Chapter 11 petitions for these Subsidiaries in the same Bankruptcy Court as Ideal’s on January 5, 2005. Ideal has since applied for and been granted an order to jointly administer all three Bankruptcy cases. Upon the sua sponte motion of the Bankruptcy Court and a hearing held on November 27, 2006, the Bankruptcy Court, by Order dated November 28, 2006, directed the appointment of a trustee for the Company’s jointly administered estates. Upon application of the United States Trustee and by Order dated December 4, 2006, Alan Nisselson was appointed trustee for the Company’s, Ferndale’s and T.O.E. estates pursuant to Bankruptcy Code §1104(d).

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

As of December 31, 2006, the Company had no assets, current liabilities of $556,748 and total liabilities of $3,799,619. During the twelve month period ending December 31, 2006, Ideal had no operating subsidiaries, no operating revenues and suffered a net loss, which includes reorganization costs, of $103,976.

The Company, as of the date of filing of this report, is a “shell” as defined in Rule 12(b)-2 of the Exchange Act, having both assets and operations that are only “nominal”. The Company recognizes the possibility that, if additional funds are not raised or the Company does not undertake a merger transaction with an operating company or a company with substantial assets, the Company’s assets, if any, could be liquidated or otherwise reduced. Because the Company does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into a merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates. Whether Ideal will be successful in finding a suitable merger-partner is highly uncertain.

CHAPTER 11 PROGRESS. The Trustee’s agreement with Tryant requires that the Bankruptcy Court enters an order confirming a chapter 11 plan containing the Salient Plan terms described in more detail in the Risk Factors Section, by May 30, 2007. The Trustee has a drafted a Plan, disclosure statement and ancillary documents in order to file the plan and disclosure statement, solicit acceptances and negations, and obtain Bankruptcy Court approval by that date. Whether creditors and interest holders will accept the Plan, whether parties-in-interest such as creditors, the Office of the United States Trustee or the Securities and Exchange Commission will object to confirmation of the Plan, whether the Bankruptcy Court will confirm the Plan, is highly uncertain. In addition, there is no certainty that the provisions of the Plan providing for the Merger will be consummated.

RECENT ACCOUNTING PRONOUNCEMENTS. There are no recently issued accounting standards that would have a material impact on the financial statements.

ITEM 7. FINANCIAL STATEMENTS.

See the financial statements and report of Rotenberg & Co., LLP set forth in Item 13, which is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8a CONTROLS AND PROCEDURES.

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of its principal executive officer/principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer/principal financial officer of the Company has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, he Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Upon the sua sponte motion of the Bankruptcy Court and a hearing held on November 27, 2006, the Bankruptcy Court, by Order dated November 28, 2006, directed the appointment of a trustee for the Company’s jointly administered estates. Upon application of the United States Trustee (the “UST”) and by Order dated December 4, 2006, Alan Nisselson (the “Trustee”) was appointed trustee for the Company’s, Ferndale’s and T.O.E. estates pursuant to Bankruptcy Code §1104(d).

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The following individual is the sole member on the Board of Directors of Ideal. The director will serve until the next meeting of shareholders or until replaced.

Karim K. Suleman	Chairman of the Board of Directors and Director

MANAGEMENT

Karim K. Suleman	CEO, President, CFO, Secretary and Treasurer

KARIM SULEMAN, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
AGE: 46

Mr. Suleman holds Bachelors Degrees in Commerce and Law from the University of British Columbia and has been involved in business development since 1987. Mr. Suleman has experience in the development of several businesses, including a real estate development firm, two publicly held high-tech companies and a garment import and distribution company. Mr. Suleman’s expertise includes strategic management, business operations, personnel development, and public finance. In 1999, Mr. Suleman co-founded with Mr. Somani (see above) AutoFun Canada, Inc., a consulting firm to the automotive aftermarket industry. Mr. Suleman has served as Vice President, Business Development of Automotive Sunroof Company (Pickering) since 1996 and as President of AutoFun Canada, Inc. since 1999. Mr. Suleman regularly devotes approximately 10 hours each month to the operation of Ideal and has other business activities outside of Ideal.

Legal Proceedings. No officer or director or significant employee of Ideal has been involved in legal proceedings that would be material to an evaluation of our management.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during 2006, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the cash compensation earned for the fiscal years ended December 31, 2005 and 2006, by Ideal’s highest compensated executive officers and the compensation to be paid to such officers in 2007.

NAME & PRINCIPAL POSITION	YEAR	SALARY

Karim Suleman, Chairman, President, CEO, CFO, Secretary, Treasurer & Director	2007	$0
	2006	$0
	2005	$0

Note: Ideal has entered into no employment agreements with Mr. Suleman. Ideal is in Chapter 11 proceedings and is currently not paying any salaries.

As of the date hereof there have been no stock options issued pursuant to the 2001 Stock Option Plan and no warrants or other rights to acquire securities outstanding.

ITEM 11. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ideal has 15,563,252 shares of common stock issued and outstanding. Ideal’s wholly owned subsidiary, Ideal Accents Holdings, Inc. has 4,312,450 “exchangeable” shares issued and outstanding. Ideal entered into an Exchangeable Shares Support Agreement dated December 13, 2001 among Ideal, Ideal Accents (Nova Scotia) Company and Ideal Accents Holdings, Inc. Pursuant to this agreement, the exchangeable shares (i) carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and (ii) are exchangeable at any time for common stock of Ideal. Consequently, for purposes of describing shareholder voting rights, Ideal has included in the table below the number of common shares of Ideal and the number of exchangeable shares of Ideal Accents Holdings, Inc. held by the officers and directors of Ideal. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Ideal and exchangeable shares of Ideal Accents Holdings, Inc.). The total number of voting shares, including the common shares of Ideal and exchangeable shares of Ideal Accents Holdings, Inc., is 19,875,702 shares. Other than Joseph O’Connor, Ayaz Somani, Karim Suleman and A VG (OEAM) Inc., no party holds more than 5% of the aggregated outstanding common shares of Ideal and outstanding exchangeable shares of Ideal Accents Holdings, Inc.

Name and Address Of Beneficial Owner (3)	Common Stock Of Ideal	Exchangeable Shares of Ideal Accents Holdings, Inc.	Percentage of Class Held	Total Number of Shares Entitled to Vote	Percentage of Voting Rights on all Matters Before Ideal Shareholders
Joseph O’Connor, Former Chairman, CEO and Director	4,749,481 (1)	-0-	30.52% of Ideal Common Shares	4,749,481	23.90%

James Erickson, Former Vice President T.O.E., Inc	275,000	-0-	1.77% of Ideal Common Shares	275,000	1.38%

Thomas Sullivan, Former Vice President Ideal Accents, Inc. (Taylor), Secretary and Treasurer T.O.E., Inc.	150,483	-0-	.97% of Ideal Common Shares	150,483	0.76%

George Walch, Former Secretary and Treasurer Ideal Accents, Inc. (Taylor)	75,036	-0-	.48% of Ideal Common Shares	75,036	0.38%

Ayaz Somani, Former President and Director	-0-	2,281,200 (1) (2)	52.90% of Exchangeable Shares	2,281,200	11.48%

Karim Suleman, Current President and Director	0	2,031,250 (1)	47.10% of Exchangeable Shares	2,031,250	10.22%

COLLECTIVELY, THE FORMER AND CURRENT OFFICERS AND DIRECTORS OF IDEAL OWN APPROXIMATELY 48.12% OF ALL SHARES ELIGIBLE TO VOTE ON MATTERS TO BE DECIDED BY SHAREHOLDERS OF IDEAL.

(1)
Shares held by Messrs. O’Connor, Suleman, Somani and Mr. Somani’s wife, are subject to a performance escrow pursuant to which such shares will only be released from escrow upon Ideal’s attaining certain financial targets.

Joseph P. O’Connor, Ayaz Somani, Naseem Somani, and Karim Suleman*, all former directors or family members of directors of Ideal, placed the following shares in escrow with the law firm, McLeod Dixon LLP, Toronto, Canada, as Escrow Agents under an Escrow Agreement with Ideal.

The shares held in escrow are as follows:

Joseph O’Connor	4,749,481	Common Shares
Ayaz Somani	1,520,800	Exchangeable Shares
Naseem Soman	760,400	Exchangeable Shares
Karim Suleman *	2,031,250	Exchangeable Shares

The shares represent 45.59% of the voting shares entitled to vote on all matters before Ideal shareholders (which includes the common shares of Ideal and the exchangeable shares of Ideal Accents Holdings, Inc.) and will be released from escrow if the following performance targets for Ideal are met:

A prorated 25% of each of the parties’ escrowed shares will be released from the escrow upon the happening of each of the following performance targets:

At such time as Ideal’s consolidated gross annual revenue reaches $25,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

At such time as Ideal’s consolidated gross annual revenue reaches $50,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

At such time as Ideal’s consolidated gross annual revenue reaches $75,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

At such time as Ideal’s consolidated gross annual revenue reaches $100,000,000 for any fiscal year, 25% of the escrowed shares of each party shall be released

There is no assurance that any of the above performance targets will be met. If some or all of the above performance targets are not met, shares held in escrow will remain in escrow indefinitely. These releases from escrow are further conditioned on Ideal being profitable, on a pre-tax basis, at the fiscal year-end in which the gross annual revenue target was reached or surpassed. The escrowed shares are not eligible to receive dividends until released from escrow. The record owners of the escrowed shares may vote such shares while they are in escrow. The escrowed shares may be released from the escrow in the event of a merger or acquisition of Ideal.

(2)	760,400 of Mr. Somani’s exchangeable shares are held by his wife.

(3)	The respective addresses of our officers and directors listed above are as follows:

Joseph O’Connor, 27490 Spring Valley, Farmington Hills, MI 48336 USA

Ayaz Somani, 151 Sandcherry Court, Pickering, ON LlV 6S8, Canada

Karim Suleman*, 5 Mary Elizabeth Cres., Markham, ON L3R 9M2 Canada

James Erickson, 1223 Lakespur Drive, Kansasville, WI 53138 USA

Thomas Sullivan, 1094 Cora, Wyandotte, MI 48338 USA

George Walch, 19762 Donna, Livonia, MI 48152 USA

James A. Ditanna, 200 Fisher Road, Jenkintown, PA 19046 USA

*   Current officers only

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS INCORPORATED BY REFERENCE

The Financials Statements and Report of Rotenberg & Co. LLP which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-12 of this report are filed as part of this report.

EXHIBITS

Exhibit Number	Description

31	Certificate of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Bankruptcy Court Order dated December 4, 2006 appointing Alan Nisselson as Trustee for the Company.

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

(3)
Form 8-K filed on the 13th day of October, 2006, advising that on October 6, 2006, the Company and its affiliated debtors-in-possession filed a Chapter 11 Plan of Reorganization, related Disclosure Statement and a Motion For An Order Pursuant To 11 U.S.C. §§ 105, 361 And 364 And Federal Rule Of Bankruptcy Procedures 4001 Authorizing Debtor To Obtain And Incur Post-Petition Financing (the “Financing Motion”) with the United States Bankruptcy Court for the Southern District of New York (the “Court”), specifically Case No. 04-16632.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND EXPENSES.

Audit Fees. The Company paid to Rotenberg & Co., LLP audit and audit related fees of approximately $3,250 and $2,500 for 2006 and 2005, respectively.

Tax Fees. The Company paid to Rotenberg & Co., LLP fees for tax services for 2006 and 2005 of $0 and $0, respectively.

* * * * *

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

IDEAL ACCENTS, INC.

By:	/s/ Karim Suleman
Karim Suleman, Chairman, President, Chief Executive Officer and Chief Financial Officer

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

FINANCIAL REPORTS
AT
DECEMBER 31, 2006

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Ideal Accents, Inc. and Subsidiaries
(A Florida Corporation)
Miami, Florida

We have audited the accompanying consolidated balance sheets of Ideal Accents, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Ideal Accents, Inc. and Subsidiaries will continue as a going concern. As discussed in Note A, on October 13, 2004, the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 26, 2007

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$6,168
Total Assets	$—	$6,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank Overdraft	$2,064	$—
Accounts Payable	554,684	474,572
Total Post-Petition Liabilities	$556,748	$474,572
Pre-Petition Liabilities	3,242,871	3,242,871
Total Liabilities	$3,799,619	$3,717,443

Stockholders’ Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Deficit	(4,872,745)	(4,768,769)
Accumulated Comprehensive Loss	(332,581)	(348,213)
Total Stockholders’ Deficit	(3,799,619)	(3,711,275)
Total Liabilities and Stockholders’ Deficit	$—	$6,168

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Deficit

Balance - January 1, 2005	15,563,252	$15,563	$1,390,144	$(4,919,953)	$(269,386)	$(3,783,632)
Net Income	—	—	—	151,184	—	151,184
Comprehensive Loss	—	—	—	—	(78,827)	(78,827)

Balance - December 31, 2005	15,563,252	15,563	1,390,144	(4,768,769)	(348,213)	(3,711,275)
Net Loss	—	—	—	(103,976)	—	(103,976)
Comprehensive Income	—	—	—	—	15,632	15,632
Balance - December 31, 2006	15,563,252	$15,563	$1,390,144	$(4,872,745)	$(332,581)	$(3,799,619)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,	2006	2005

Discontinued Operations:
Sales	$—	$138,773
Cost of Goods Sold	—	147,879
Gross Profit	—	(9,106)

Operating Expenses (Income)
Advertising and Promotion	—	1,698
Asset Impairment Writedown	—	44,507
Selling, General and Administrative	9,508	89,392
Forgiveness of Debt	—	(311,595)
Depreciation and Amortization	—	4,643
Interest	6,008	9,741
Total Operating Expenses (Income)	15,516	(161,614)

Income (Loss) From Discontinued Operations Before Provision for Taxes	(15,516)	152,508
Provision for Taxes	—	1,324

Income (Loss) Before Reorganization Costs	(15,516)	151,184
Reorganization Costs	(88,460)	—
Net Income (Loss)	(103,976)	151,184

Comprehensive Income (Loss)
Foreign Currency Translation	15,632	(78,827)
Comprehensive Income (Loss)	$(88,344)	$72,357

Loss Per Common Share -
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted Average Number of Common Shares Outstanding -
Basic	15,563,252	15,563,252
Diluted	15,563,252	15,563,252

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2006	2005

Cash Flows from Operating Activities
Net Income (Loss)	$(103,976)	$151,184
Non-Cash Adjustments
Asset Impairment Writedown	—	13,541
Bad Debt Expense	—	11,974
Depreciation and Amortization	—	4,643
Forgiveness of Debt	—	(311,595)
Inventory Impairment Writedown	—	31,156
Changes in Assets and Liabilities
Accounts Receivable	—	38,536
Inventory	—	(3,728)
Prepaid Expenses and Other Current Assets	—	(227)
Other Assets	—	(96)
Accounts Payable	82,176	37,597
Accrued Payroll	—	5,721
Accrued Liabilities and Other Current Liabilities	—	(39,255)
Net Cash Flows from Operating Activities Before Reorganization Costs	(21,800)	(60,549)
Cash Paid for Reorganization Costs	—	—
Net Cash Flows from Operating Activities	(21,800)	(60,549)
Net Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities
Repayment of Lines of Credit	(51,476)	(42,902)
Repayment of Notes Payable - Officers/Stockholders	—	(17,923)
Proceeds from Related Parties	51,476	206,369
Net Cash Flows from Financing Activities	—	145,544
Effect of Exchange Rate Changes on Cash and Cash Equivalents	15,632	(78,827)
Net Change in Cash and Cash Equivalents	(6,168)	6,168
Cash and Cash Equivalents - Beginning of Year	6,168	—
Cash and Cash Equivalents - End of Year	$—	$6,168

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
Interest	$6,008	$9,741
Taxes Paid	$—	$1,324

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

Advertising Expenses

Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $-0- and $1,698 for the years ended December 31, 2006 and 2005, respectively. The Company did not incur any direct-response advertising costs during 2006 and 2005.

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

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Pre-Petition Liabilities

Pre-Petition Liabilities consisted of the following:

December 31,	2006	2005

Accounts Payable	$1,800,796	$1,800,796
Lines of Credit	34,171	85,647
Note Payable – Charter Bank	5,346	5,346
Capital Lease Payable – GE Capital	57,682	57,682
Capital Lease Payable – Compaq Financial Services	33,611	33,611
Capital Lease Payable – Hewlett-Packard Financial Services	18,516	18,516
Accrued Payroll	46,332	46,332
Due to Related Party	1,151,827	1,100,351
Accrued Liabilities and Other Current Liabilities	9,960	9,960
Notes Payable - Officers/Stockholders	84,630	84,630
Total Pre-Petition Liabilities	$3,242,871	$3,242,871

Note D -	Related Party Transactions

Due to Related Party

The Company had cash advances and payments from AVG, which is owned by principal stockholders of the Company, amounting to $1,151,827, and $1,100,351 at December 31, 2006 and 2005, respectively. The notes contain no formal repayment terms, and no interest has been imputed for the fiscal years 2006 and 2005 due to the filing of bankruptcy of the Company.

- continued -

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Related Party Transactions - continued

Notes Payable - Officers/Stockholders

For the years ended December 31, 2006 and 2005, the Company received advances and payments from principal stockholders of $84,630. The notes contain no formal repayment terms, and no interest has been imputed for the years ending December 31, 2006 and 2005.

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

Note F -	Other Matters

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

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G -	Asset Impairment Writedown

Due to the Company’s filing of Chapter 11 bankruptcy (Note A), the following assets were written down to fair value based on prices for similar assets:

December 31,	2006	2005

Inventory	$—	$31,156
Fixed Assets	—	9,162
Other Assets	—	4,189
Total Asset Impairment Writedown (Included in Operating Expenses)	$—	$44,507

Note H -	Reorganization Items

Reorganization Items consisted of legal fees of $88,460 and $-0- for the years ended December 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

