Form 10QSB
period 2007-03-31
IDEAL ACCENTS INC
filed 2007-05-15
CIK 1170161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

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

Registrant's telephone number, including area code: (212) 237-1000

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
Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of March 31, 2007
Common Stock $ .001 par value	15,563,252

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

FORM 10-QSB
IDEAL ACCENTS, INC.

- i -

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

FINANCIAL REPORTS
AT
MARCH 31, 2007

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2007 (Unaudited)
and December 31, 2006	3

Consolidated Statements of Changes in Stockholders' Deficit for the
Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the
Three Months Ended March 31, 2007 and 2006 (Unaudited)	5

Consolidated Statements of Cash Flows from Discontinued Operations
for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6

Notes to Consolidated Financial Statements	7-9

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and Cash Equivalents	$234	$--

Total Assets	$234	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$--	$2,064
Accounts Payable	564,217	554,684
Note Payable	3,993	--

Total Post-Petition Liabilities	$568,210	$556,748

Pre-Petition Liabilities	3,242,871	3,242,871

Total Liabilities	$3,811,081	$3,799,619

Stockholders' Deficit
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
15,563,252 Shares Issued and Outstanding	15,563	15,563
Additional Paid-In Capital	1,390,144	1,390,144
Deficit	(4,874,559)	(4,872,745)
Accumulated Comprehensive Loss	(341,995)	(332,581)

Total Stockholders' Deficit	(3,810,847)	(3,799,619)

Total Liabilities and Stockholders' Deficit	$234	$--

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Number		Additional		Accumulated	Total
	of	Common	Paid-In		Comprehensive	Stockholder’s
	Shares	Stock	Capital	Deficit	Loss	Deficit

Balance - January 1, 2006	15,563,252	15,563	$1,390,144	$(4,768,769)	$(348,213)	$(3,711,275)

Net Loss for the Period Ended	—	—	—	(3,886)	—	(3,886)

Comprehensive Income for the Period Ended	—	—	—	—	3,136	3,136

Balance - March 31, 2006	15,563,252	15,563	1,390,144	(4,772,655)	(345,077)	(3,712,025)

Net Loss for the Period Ended	—	—	—	(100,090)	—	(100,090)

Comprehensive Income for the Period Ended	—	—	—	—	12,496	12,496

Balance - December 31, 2006	15,563,252	$15,563	$1,390,144	$(4,872,745)	$(332,581)	$(3,799,619)

Net Loss for the Period Ended	—	—	—	(1,814)	—	(1,814)

Comprehensive Income for the Period Ended	—	—	—	—	(9,414)	(9,414)

Balance - March 31, 2007	15,563,252	$15,563	$1,390,144	$(4,874,559)	$(341,995)	$(3,810,847)

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Unaudited
Three Months Ended March 31,	2007	2006

Discontinued Operations:
Sales	$—	$—

Cost of Goods Sold	—	—

Gross Profit	—	—

Operating Expenses
Selling, General and Administrative	975	2,088
Interest	839	1,798

Total Operating Expenses	1,814	3,886

Loss From Discontinued Operations Before Provision for Taxes	(1,814)	(3,886)

Provision for Taxes	—	—

Net Loss for the Period Ended	(1,814)	(3,886)

Comprehensive Income
Foreign Currency Translation	(9,414)	3,136

Comprehensive Income (Loss)	$(11,228)	$(750)

Loss Per Common Share -
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding -
Basic	15,563,252	15,563,252
Diluted	15,563,252	15,563,252

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DISCONTINUED OPERATIONS

	Unaudited
Three Months Ended March 31,	2007	2006

Cash Flows from Operating Activities
Net Loss for the Period Ended	$(1,814)	$(3,886)

Changes in Assets and Liabilities
Accounts Payable	7,469	189

Net Cash Flows from Operating Activities	5,655	(3,697)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Note Payable	3,993	--
Repayment of Lines of Credit	(34,466)	(12,972)
Proceeds of Notes Payable - Officers/Stockholders	53,612	--
Proceeds from (Repayment to) Related Parties	(19,146)	12,972

Net Cash Flows from Financing Activities	3,993	--

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,414)	3,136

Net Change in Cash and Cash Equivalents	234	(561)

Cash and Cash Equivalents - Beginning of Period	--	6,168

Cash and Cash Equivalents - End of Period	$234	$5,607

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
Interest	$839	$1,798
Taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	Organization and Going Concern

On October 13, 2004, the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The outstanding debt owed to Citizen’s Bank was purchased by Ideal Auto Restyling. The Company took action to alleviate that debt by voluntarily surrendering assets of two U.S. Subsidiaries to Ideal Auto Restyling, in full satisfaction of amounts owed by the two U.S. Subsidiaries and for a release and discharge of Ideal Auto Restyling’s liens on assets of the two U.S. Subsidiaries.

The Company ceased all U.S. operations during October 2004 and all Canadian operations during March 2005. The Company is currently attempting to locate a new business (operating company) and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

The accompanying financial statements are prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), and on a going-concern basis, which assumes continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The statements of financial position distinguish pre-petition liabilities from post-petition liabilities.

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

The Company’s foreign operations in Toronto, Ontario, Canada are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues, expenses, and cash flows are translated at weighted average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity and comprehensive income. Realized gains and losses from foreign currency transactions are included in net income. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

Note D -	Discontinued Operations
Due to the bankruptcy of the Company (Note A), all operations are considered discontinued.

Certain expenses attributable to discontinued operations have been allocated based upon the period to which they are applicable. Earnings per share with respect to discontinued operations do not materially differ from earnings per share presented on net income.

IDEAL ACCENTS, INC. AND SUBSIDIARIES
(A FLORIDA CORPORATION)
Miami, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -	Pre-Petition Liabilities
Pre-Petition Liabilities consisted of the following:

March 31,	2007

Accounts Payable	$1,800,796
Note Payable - Charter Bank	5,346
Capital Lease Payable - GE Capital	57,682
Capital Lease Payable - Compaq Financial Services	33,611
Capital Lease Payable - Hewlett-Packard Financial Services	18,516
Accrued Payroll	46,332
Due to Related Party	1,132,386
Accrued Liabilities and Other Current Liabilities	9,960
Notes Payable - Officers/Stockholders	138,242

Total Pre-Petition Liabilities	$3,242,871

During the period ended March 31, 2007 the Line of Credit was paid off in full by a related party and through loan proceeds from Officers/Stockholders.

Note F -	Post Petition Financing

On March 15, 2007 the Bankruptcy Court entered an order approving post-petition financing with the  Company and Tryant Ideal Accent, LLC (“Tryant”). Tryant has offered to lend to the Company’s estate the  sum of $75,000 as part of a series of transactions that will be implemented under a chapter 11 plan to be  filed by the trustee. At March 31, 2007 the Company had borrowed $3,993 from Tryant.

The note payable is a convertible promissory note due and payable on March 15, 2008 with interest calculated at 6% annually. Repayment of the $75,000 will be by the issuance of 1,000,000 unrestricted shares of newly issued common stock if the Plan of Reorganization is approved by the courts.

ITEM 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

FORWARD-LOOKING STATEMENTS. The statements contained in this report on Form 10-QSB which are not historical facts, including (without limitation) in particular, statements made in this Item, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products, pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in Ideal’s Securities and Exchange Commission filings. Ideal Accents, Inc. (the “Company” or “Ideal”) does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

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

On October 13, 2004 (“Petition Date”), Ideal filed a voluntary petition under chapter 11 of title 11 of the United States Code with the U.S. Bankruptcy Court of the Southern District of New York. The assigned case number is 04-16632.

Currently, Ideal has no operating subsidiaries and no operating revenues.

Under its chapter 11 reorganization plan, Ideal’s focus is to propose a merger with a merger-partner that can help provide some recovery to Ideal’s creditors.

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

Ideal was unable to achieve its intended results due in part to a slowdown in the automotive industry. This industry-wide slowdown caused Ideal to revise its projected sales goals, acquisition strategy, and projected earnings. Accordingly, Ideal’s plan to meet operating and financing needs for July 2004 - December 2004 was to seek alternate sources of equity and debt financing to support operations. Ideal’s principal stockholders had extended short-term loans to certain of its subsidiaries. As an additional source of short-term funding, the subsidiaries sold certain accounts receivable at a discount from their face value to a receivables “factoring” company. Due to continued shortfalls in revenue and an inability to obtain financing, beginning in the summer of 2004, Ideal and its subsidiaries began experiencing financial difficulties. Cost cutting measures were implemented, including consolidating our Troy, Michigan facility into our Ferndale, Michigan facility. On September 30, 2004, Ideal had only two operating facilities remaining: one in Ferndale, Michigan; the other in Scarborough, Ontario.

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

The Company, as of the date of filing of this report, is a “shell” as defined in Rule 12(b)-2 of the Exchange Act, having both assets and operations that are only “nominal”. The Company recognizes the possibility that, if additional funds are not raised or the Company does not undertake a merger transaction with an operating company or a company with substantial assets, the Company’s assets, if any, could be liquidated or otherwise reduced. Because the Company does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into a merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates. Whether Ideal will be successful in finding a suitable merger-partner is uncertain.

As of March 31, 2007 the Company had no assets, current liabilities of $568,210 and total liabilities of $3,811,081. During the three month period ending March 31, 2007, Ideal had no operating subsidiaries, no operating revenues and suffered a net loss, which includes reorganization costs, of $1,814.

CHAPTER 11 PROGRESS. The Trustee has negotiated an agreement between the Trustee and Tryant Ideal Accent, LLC (“Tryant”), which authorizes the Trustee to obtain post-petition financing of up to $75,000.00 for the Company’s bankruptcy estate, and grants to Tryant, among other things, super priority administrative expense status to secure repayment thereof pursuant to the terms and provisions of a Convertible Note and Salient Plan Terms, which embody the terms of the agreement (see Salient Terms of Proposed Chapter 11 Plan below). In addition to providing post-petition financing for the Company to pay its administrative expenses, the agreement with Tryant outlines the terms and conditions under which Tryant has agreed to fund the Company’s emergence from bankruptcy. The Trustee’s agreement with Tryant requires that the Bankruptcy Court enters an order confirming a chapter 11 plan containing the Salient Plan terms by May 30, 2007. The Trustee has drafted a Plan, disclosure statement and ancillary documents in order to file the plan and disclosure statement, solicit acceptances and negations, and obtain Bankruptcy Court approval. Whether creditors and interest holders will accept the Plan, whether parties-in-interest such as creditors, the Office of the United States Trustee or the Securities and Exchange Commission will object to confirmation of the Plan, whether the Bankruptcy Court will confirm the Plan, is highly uncertain. In addition, there is no certainty that the provisions of the Plan providing for the Merger will be consummated.

RECENT ACCOUNTING PRONOUNCEMENTS. There are no recently issued accounting standards that would have a material impact on the financial statements.

PLAN OF OPERATIONS FOR NEXT 12 MONTHS. The principal plan is to have the Chapter 11 Plan providing for the merger with Tryant confirmed and consummated.

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

SALIENT TERMS OF PROPOSED CHAPTER 11 PLAN. The Company has no assets other than its name and trading symbol. Accordingly, Tryant has offered to lend to the Debtor’s estate the sum of $75,000.00 as part of a series of transactions (the “Transactions”) that will be implemented under a chapter 11 plan to be filed by the Trustee (the “Plan”), whereby Tryant will (i) be entitled to receive newly issued stock of the Company (“Stock”) in repayment of its loan, (ii) purchase additional newly issued shares of Stock, and (iii) grant a put option to creditors of the Company, who will receive newly issued Stock toward satisfaction of their claims. If the Bankruptcy Court approves the Trustee’s Plan, Tryant will acquire 95% of the total newly issued and outstanding Stock, and with the intent of using the Company’s public trading symbol and re-commencing operations, enter into a Merger Agreement (defined below with a target company). Creditors will receive Stock, the option to put the Stock to Tryant for a fixed price, and the possibility of a pro rata cash distribution. Equity holders will retain Stock. The salient points of Tryant’s proposed Transactions are:

A. Tryant will lend the sum of $75,000.00 to the Company’s bankruptcy estate to cover the costs and expenses that the Trustee will incur to conduct and conclude the Transactions, including seeking confirmation of the Plan, and other administrative actions on behalf of the estate. If the Plan is confirmed, there will be a reverse stock split of all of the Company’s issued and outstanding shares, except for 25,000 shares which shall be left outstanding in the public float, resulting in a total of 2 million shares of Stock outstanding. Except as noted below, the shares of Stock to be issued under the confirmed Plan will be exempt from registration requirements under the Securities and Exchange Act of 1933, as amended pursuant to Bankruptcy Code § 1145.

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

LIMITED PUBLIC MARKET. There is a limited trading market for the Company’s Common Stock, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Company’s Common Stock will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company’s Common Stock is a “Penny Stock” and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company’s Common Stock will ever develop or, if it does develop, that it can be maintained.

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

ITEM 3.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

Brief Explanation of Chapter 11

Chapter 11 of the Bankruptcy Code provides the principal framework for the reorganization of the financial affairs of businesses and, in some instances, individuals. The filing of a petition in bankruptcy creates an estate comprised of all the debtors’ interest in property of any type as of the date the petition is filed. In a Chapter 11 case, the debtor is typically authorized to remain in possession and control of its property and assets as a “debtor-in-possession.” The appointment of a trustee removes the debtor from possession and control of its property and assets and the management of its operations and places them with the trustee. Upon the commencement and during the pendency of the case, the Bankruptcy Code imposes an automatic stay against attempts by creditors of the debtor to collect or enforce, through litigation or otherwise, claims against the debtor that arose prior to the commencement of the bankruptcy proceedings. In a Chapter 11 case, the automatic stay provisions of the Bankruptcy Code are designed to allow the debtor time to develop, propose, confirm and implement a plan of reorganization which will provide for the payment and/or discharge of claims. The Bankruptcy Code also provides the debtor with an exclusive period of time (which may be extended) during which only the debtor may file and seek acceptances of a plan. That exclusive period ends, however, upon the appointment of a trustee.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company has not issued any securities since September 30, 2004.

As of March 31, 2006, Ideal has 15,563,252 common shares outstanding.

Additionally, as of March 31, 2007, Ideal has 4,312,450 exchangeable shares which have not been exchanged for common shares in Ideal. These exchangeable shares carry voting rights of one vote per share on all matters coming before the shareholders of Ideal and are exchangeable at any time for common shares for Ideal.

On a fully diluted basis therefore, as of March 31, 2007, Ideal has 19,349,036 common shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Dated: May 15, 2007
        /s/ Karim Suleman
        Karim Suleman, Chairman, President,
        Chief Executive Officer and Chief Financial Officer